Form 10-Q
period 1997-03-31
ENDOCARDIAL SOLUTIONS INC
filed 1997-04-30
CIK 940659

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q




 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997



 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ______________.


COMMISSION FILE NO. 0-22233

ENDOCARDIAL SOLUTIONS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                     41-1724963
(STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)               NUMBER)


1350 ENERGY LANE                             (612) 644-7890
SUITE 110                                    (REGISTRANT'S TELEPHONE NUMBER
SAINT PAUL, MINNESOTA  55108                 INCLUDING AREA CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES
AND ZIPCODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE (12) MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

          YES   X           NO
              -----            -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE
LATEST PRACTICABLE DATE.


COMMON STOCK, $.01 PAR VALUE                      8,784,968
(CLASS)                        (NUMBER OF SHARES OUTSTANDING AT MARCH 31, 1997)

                                      INDEX


                           ENDOCARDIAL SOLUTIONS, INC.
                          (A Development Stage Company)


                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets - March 31, 1997 and December 31, 1996             3

          Statements of Operations - Three month periods ended
          March 31, 1997 and March 31, 1996 and for the period
          May 21, 1992 (inception) through March 31, 1997                   4

          Statements of Cash Flows - Three months ended
          March 31, 1997 and March 31, 1996 and for the period
          May 21, 1992 (inception) through March 31, 1997                   5

          Notes to Financial Statements                                     6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations                  7


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.   Exhibits and Reports on Form 8-K

                           ENDOCARDIAL SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 1996, contained in the Company's Prospectus dated March 19, 1997.

2.  REVERSE STOCK SPLIT

On January 27, 1997, the Board approved a reverse stock split of 1 for 2 for the Company's outstanding common stock. The Company's stockholders approved this reverse stock split February 3, 1997. All information in the financial statements with respect to the common stock and to the conversion prices and ratios of the preferred stock have been adjusted to reflect this change. The reverse stock split had no effect on the number of shares of preferred stock issued and outstanding ( as opposed to the conversion prices of the preferred stock and the numbers of shares of common stock into which the preferred stock will convert).

3.  INITIAL PUBLIC OFFERING

On March 24, 1997, the Company received net proceeds of $18,832,500 from an initial public offering of 2,250,000 shares of its common stock and $6,277,500 from a concurrent private placement to Medtronic, Inc. of 750,000 shares of its common stock at $9.00 per share. Also on March 24, 1997, all outstanding shares of the Company's preferred stock were automatically converted into an aggregate of 4,705,603 shares of common stock following the 1 for 2 reverse stock split.

4.  NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), shares convertible into common stock issued by the Company at prices less than the initial offering price during the 12 months immediately preceding the initial public offering, plus stock options and warrants granted at exercise prices less than the initial public offering price during the same period, have been included in the determination of shares used in calculating the net loss per share, using the treasury method, as if they were outstanding for all periods up to and including December 31, 1996. The net loss per share also assumes conversion of all previously outstanding preferred stock into common stock during the entirety of each respective reporting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Endocardial Solutions Inc. (the "Company"), a development stage company, was incorporated in May 1992. The Company is engaged in the development of the EnSite diagnostic catheter and clinical workstation for use by electrophysiologists in diagnosing and mapping abnormal heart rhythms known as tachycardias.

RESULTS OF OPERATIONS

GENERAL. From inception through March 31, 1997, the Company has incurred losses totaling $18,564,834. Net losses increased to $1,865,264 for the three months ended March 31, 1997, from $1,271,952 during the same period in 1996. The Company expects losses to continue through 1999. The Company is entering a period of increasing product development activity, including increases in costs relating to personnel, accelerated clinical trial activity, and marketing expenses related to market introduction.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $1,213,721 or 36% in the three month period ended March 31, 1997, from $893,093 during the same period in 1996. The increase of $320,628 is attributable to increases in clinical trial expenses, personnel costs related to hiring additional engineering staff and amortization of deferred compensation. The Company believes that research and development expenditures will increase in the future as the Company expands clinical research activity and increases personnel to support product development.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $541,026 and $356,358 for the three months ended March 31, 1997 and 1996, respectively. The increase of $184,668 or 52% was due to increases in personnel and related expenses in quality assurance and regulatory activities, as well as expenses related to expansion of the Company's facility and amortization of deferred compensation.

SALES AND MARKETING. Sales and marketing expenses increased to $171,740 during the three months ended March 31, 1997, from $25,188 during the same period in 1996. This increase is due to the establishment of a marketing department and related increases in salaries and associated expenses. The Company expects continued increases in sales and marketing expenses as a result of increases in market research activities and participation at medical industry conferences and seminars.

INTEREST INCOME. Interest income was $78,312 and $18,528 for the three months ended March 31, 1997 and 1996, respectively. The increase was due primarily to the higher cash and cash equivalent balances from the Company's equity offerings completed during the quarter ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES.

On March 24, 1997, the Company received net proceeds of approximately $18,800,000 from an initial public offering of 2,250,000 shares of its common stock and approximately $6,300,000 from a concurrent private placement to Medtronic, Inc. of 750,000 shares of its common stock (together, the "equity offerings"). The Company's common stock is quoted on the NASDAQ under the symbol "ECSI".

The Company's operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $47,000,000 through March 31, 1997. As of March 31, 1997 and December 31, 1996, the Company had cash and cash equivalents of approximately $29,400,000 million and $6,100,000, respectively.

For the three months ended March 31, 1997, the Company used $1,541,279 for operations and $348,411 for capital expenditures. The capital expenditures were financed primarily through capital leases.

The Company believes that its existing cash ( including proceeds from the equity offerings) and borrowings available under the Company's equipment lease line of credit will be sufficient to fund the operations of the Company through the next two years. The Company's future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company's products, the results of clinical trials and competition, the extent to which the Company's EnSite System gains market acceptance and the costs and timing of expansion of sales, marketing and manufacturing activities.

CAUTIONARY STATEMENT

Except of the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements with in the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the successful development and commercialization of a new technology: limited clinical testing experience; uncertainty of obtaining required Food and Drug Administration and international regulatory clearances, uncertainty of availability of treatments employing the Company's diagnostic system (the "EnSite System"), uncertainty of market acceptance of the EnSite System, training requirements for electrophysiologists, the uncertainty of the ability to diagnose and treat atrial fibrillation, the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the Company's dependence on patents and proprietary technology, risks associated with the Company's limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System. These factors are discussed in the cautionary statements included in Exhibit 99 to this Form 10-Q for the quarter ended March 31, 1997. The Company cautions investors and others to review the statements set forth in Exhibit 99 and in the Company's other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company's business and results of operations.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit        Description
-------        -----------

27             Financial Data Schedule (EDGAR filing only)

99             Cautionary Statement

(b)  Reports

The Company filed no reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ENDOCARDIAL SOLUTIONS, INC.
                              Registrant


Dated:  April 30, 1997         By: /s/ James W. Bullock
                                   ____________________________
                                   James W. Bullock
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Dated:  April 30, 1997         By: /s/ Dennis J. McFadden
                                   ____________________________
                                   Dennis J. McFadden
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

 PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS


                                  ENDOCARDIAL SOLUTIONS, INC.
                                 (A Development Stage Company)
                                         BALANCE SHEETS

                                                         March 31,       December 31,
                                                           1997             1996
                                                        -----------      -----------
                                                        (Unaudited)        (Note)
 ASSETS
 Current Assets:
    Cash and cash equivalents                           $29,451,066       $6,157,491
    Prepaid expenses and other current assets               176,822           75,053
                                                        -----------      -----------
 Total current assets                                    29,627,888        6,232,544

 Furniture and equipment                                  1,844,815        1,496,404
 Less accumulated depreciation                             (749,053)        (656,695)
                                                        -----------      -----------
                                                          1,095,762          839,709

 Deposits                                                    81,709           81,709
 Patents, net                                                41,989           46,164
                                                        -----------      -----------
 Total assets                                           $30,847,348       $7,200,126
                                                        -----------      -----------
                                                        -----------      -----------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
    Accounts payable                                      $551,957         $265,856
    Accrued salaries and expenses                          103,997          164,766
    Current portion of long-term debt and
      capital lease obligations                            330,747          252,955
                                                        -----------      -----------
 Total current liabilities                                 986,701          683,577

 Long-term debt and capital lease obligations              433,727          302,291

 Stockholders' equity:
   Undesignated Preferred Stock, par value $.01
    per share:
      Authorized shares--10,000,000
      Issued and outstanding shares--none                         0                0
   Convertible Preferred Stock, Series A through
     D, par value $.01 per share
      Authorized shares--March 31, 1997--none;
       December 31, 1996--9,527,796
      Issued and outstanding shares--March 31,
       1997--none; December 31, 1996--9,411,206                   0           94,112
   Common Stock, $.01 par value
      Authorized shares--March 31, 1997--40,000,000;
       December 31, 1996--17,000,000
      Issued and outstanding shares--March 31,
       1997--8,784,968; December 31, 1996--1,053,428         87,850           10,534
   Additional paid-in capital                            48,435,193       23,444,359
   Deficit accumulated during the development stage     (18,488,603)     (16,623,338)
   Deferred compensation                                   (607,520)        (711,409)
                                                        -----------      -----------
 Total stockholders' equity                              29,426,920        6,214,258
                                                        -----------      -----------
 Total liabilities and stockholders' equity             $30,847,348       $7,200,126
                                                        -----------      -----------
                                                        -----------      -----------


 Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

 SEE ACCOMPANYING NOTES.

                          ENDOCARDIAL SOLUTIONS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                            Period from
                                                         For the Three Months Ended         May 21, 1992
                                                        ----------------------------       (inception) to
                                                         March 31,         March 31,         March 31,
                                                           1997              1996               1997
                                                        -----------      -----------       --------------

 Operating expenses:
   Research and development                             $1,213,721          $893,093          $13,332,044
   General and administrative                              541,026           356,358            4,738,583
   Sales and marketing                                     171,740            25,188              988,717
                                                        -----------      -----------       --------------
 Operating loss                                         (1,926,487)       (1,274,639)         (19,059,344)

 Other income (expense):
   Interest income                                          78,312            18,528              668,628
   Interest expense                                        (17,089)          (15,841)            (174,118)
                                                        -----------      -----------       --------------
                                                            61,223             2,687              494,510
                                                        -----------      -----------       --------------
 Net loss for the period and deficit accumulated
   during development stage                            ($1,865,264)      ($1,271,952)        ($18,564,834)
                                                        -----------      -----------       --------------
                                                        -----------      -----------       --------------

 Net loss per share                                         ($0.31)           ($0.25)              ($5.19)
                                                        -----------      -----------       --------------
                                                        -----------      -----------       --------------

 Weighted average number of shares outstanding           6,017,676         5,157,316            3,577,546
                                                        -----------      -----------       --------------
                                                        -----------      -----------       --------------

 SEE ACCOMPANYING NOTES.

                                   ENDOCARDIAL SOLUTIONS, INC.
                                  (A Development Stage Company)

                                     STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                                                            Period from
                                                         For the Three Months Ended         May 21, 1992
                                                        ----------------------------       (inception) to
                                                         March 31,         March 31,         March 31,
                                                           1997              1996               1997
                                                        -----------      -----------       --------------

 OPERATING ACTIVITIES
 Net loss                                              ($1,865,264)     ($1,271,952)      ($18,564,834)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization                            96,533           63,451            791,894
   Amortization of deferred compensation                   103,889                0            877,160
   Value of warrants granted in connection with
    lease agreements                                             0                0             23,526
   Loss on disposal of equipment                                 0              784              9,473
   Changes in operating assets and liabilities:
     Prepaid expenses and other assets                    (101,769)          (8,080)          (258,531)
     Accounts payable                                      286,101          125,773            551,957
     Accrued salaries and expenses                         (60,769)          51,494            103,997
                                                        -----------      -----------       --------------
 Net cash used in operating activities                  (1,541,279)      (1,038,530)       (16,465,358)

 INVESTING ACTIVITIES
 Purchases of furniture and equipment                      (34,651)         (15,584)        (1,042,107)
 Patent expenditures                                             0           (3,493)           (83,504)
 Proceeds from sale of equipment                                 0                0              3,612
                                                        -----------      -----------       --------------
 Net cash used in investing activities                     (34,651)         (19,077)        (1,121,999)

 FINANCING ACTIVITIES
 Proceeds from notes payable                                     0                 0            706,974
 Principal payments on notes payable and capital
  lease obligations                                       (104,533)          (49,924)          (509,617)
 Proceeds from issuance of common stock                 24,974,038                 0         25,020,783
 Proceeds from issuance of preferred stock                       0                 0         21,820,283
                                                        -----------      -----------       --------------
 Net cash provided by (used in) financing activities    24,869,505           (49,924)        47,038,423

 Increase (decrease) in cash and cash equivalents       23,293,575        (1,107,531)        29,451,066
 Cash and cash equivalents at beginning of period        6,157,491         1,863,788                  0
                                                        -----------      -----------       --------------
 Cash and cash equivalents at end of period             29,451,066           756,257         29,451,066
                                                        -----------      -----------       --------------
                                                        -----------      -----------       --------------
 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
 Purchase of equipment through capital lease
  obligations                                             $313,760                $0           $770,540


 SEE ACCOMPANYING NOTES.