Form 10-Q
period 1997-06-30
ENDOCARDIAL SOLUTIONS INC
filed 1997-07-23
CIK 940659

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                                         --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     TO               .                                  --------------
       --------------

COMMISSION FILE NO. 0-22233
                   ---------

ENDOCARDIAL SOLUTIONS, INC.
---------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                              41-1724963
--------                                              ----------
(STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                   NUMBER)


1350 ENERGY LANE                                 (612) 644-7890
SUITE 110                                        --------------
SAINT PAUL, MINNESOTA  55108                     (REGISTRANT'S TELEPHONE NUMBER
----------------------------                     INCLUDING AREA CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES
AND ZIP CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE (12) MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                    YES   X                  NO
                       --------                --------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


COMMON STOCK, $.01 PAR VALUE                 8,814,761
----------------------------
(CLASS)                                 (NUMBER OF SHARES OUTSTANDING AT JUNE
                                                  30, 1997)

                                        INDEX


                             ENDOCARDIAL SOLUTIONS, INC.
                            (A Development Stage Company)


                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Balance Sheets -June 30, 1997 and December 31, 1996          3

               Statements of Operations - Three and six month periods
               ended June 30, 1997 and June 30, 1996 and the period
               from May 21, 1992 (inception) through June 30, 1997          4

               Statements of Cash Flows - Three and six months ended
               June 30, 1997 and June 30, 1996 and the period from
               May 21, 1992 (inception) through June 30, 1997               5

               Notes to Financial Statements                                6

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results of Operations             7


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.        Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             ENDOCARDIAL SOLUTIONS, INC.
                            (A Development Stage Company)

                                    BALANCE SHEETS


                                                                                                June 30,     December 31,
                                                                                                1997            1996
                                                                                             -----------    ------------
                                                                                             (Unaudited)       (Note)
ASSETS
Current Assets:
   Cash and cash equivalents                                                                 $27,198,404    $ 6,157,491
   Prepaid expenses and other current assets                                                     162,967         75,053
                                                                                             -----------    -----------
Total current assets                                                                          27,361,371      6,232,544

Furniture and equipment                                                                        2,079,967      1,496,404
Less accumulated depreciation                                                                   (861,139)      (656,695)
                                                                                             -----------    -----------
                                                                                               1,218,828        839,709

Deposits                                                                                          81,709         81,709
Patents, net                                                                                      41,294         46,164
                                                                                             -----------    -----------
Total assets                                                                                 $28,703,202    $ 7,200,126
                                                                                             -----------    -----------
                                                                                             -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                          $   466,973    $   265,856
   Accrued salaries and expenses                                                                 318,260        164,766
   Current portion of long-term debt and capital lease obligations                               335,927        252,955
                                                                                             -----------    -----------
Total current liabilities                                                                      1,121,160        683,577

Long-term debt and capital lease obligations                                                     450,976        302,291

Stockholders' equity:
  Undesignated Preferred Stock, par value $.01 per share:
    Authorized shares--10,000,000
    Issued and outstanding shares--none                                                                0              0
  Convertible Preferred Stock, Series A through D, par value $.01 per share
    Authorized shares--June 30, 1997--none; December 31, 1996--9,527,796
    Issued and outstanding shares--June 30, 1997--none; December 31, 1996--9,411,206                   0         94,112
  Common Stock, $.01 par value
    Authorized shares--June 30, 1997--40,000,000; December 31, 1996--17,000,000
    Issued and outstanding shares--June 30, 1997--8,814,761; December 31, 1996--1,053,428         88,148         10,534
  Additional paid-in capital                                                                  48,122,204     23,444,359
  Deficit accumulated during the development stage                                           (20,571,170)   (16,623,338)
  Deferred compensation                                                                         (508,116)      (711,409)
                                                                                             -----------    -----------
Total stockholders' equity                                                                    27,131,066      6,214,258
                                                                                             -----------    -----------
Total liabilities and stockholders' equity                                                   $28,703,202    $ 7,200,126
                                                                                             -----------    -----------
                                                                                             -----------    -----------




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

SEE ACCOMPANYING NOTES.

                             ENDOCARDIAL SOLUTIONS, INC.
                            (A Development Stage Company)

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                                                            Period from
                                                For the Three Months Ended     For the Six Months Ended     May 21, 1992
                                                --------------------------    --------------------------   (inception) to
                                                  June 30,       June 30,       June 30,       June 30,       June 30,
                                                    1997           1996           1997           1996           1997
                                                -----------    -----------    -----------    -----------    -----------
Operating expenses:
 Research and development                        $1,525,327     $1,107,649     $2,739,048     $2,000,742    $14,857,371
 General and administrative                         690,233        388,484      1,231,259        744,842      5,428,816
 Sales and marketing                                231,886         45,795        403,626         70,983      1,220,603
                                                -----------    -----------    -----------    -----------    -----------
Operating loss                                   (2,447,446)    (1,541,928)    (4,373,933)    (2,816,567)   (21,506,790)

Other income (expense):
 Interest income                                    387,158         66,472        465,470         85,000      1,055,786
 Interest expense                                   (22,280)       (13,596)       (39,369)       (29,437)      (196,398)
                                                -----------    -----------    -----------    -----------    -----------
                                                    364,878         52,876        426,101         55,563        859,388
                                                -----------    -----------    -----------    -----------    -----------
Net loss for the period and deficit
 accumulated during development stage           ($2,082,568)   ($1,489,052)   ($3,947,832)   ($2,761,004)  ($20,647,402)
                                                -----------    -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------    -----------

Net loss per share                                   ($0.24)        ($0.27)        ($0.53)        ($0.51)        ($5.38)
                                                -----------    -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------    -----------

Weighted average number of shares outstanding     8,802,711      5,566,196      7,410,193      5,361,756      3,838,804
                                                -----------    -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------    -----------

SEE ACCOMPANYING NOTES.

                             ENDOCARDIAL SOLUTIONS, INC.
                            (A Development Stage Company)

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                                                            Period from
                                                For the Three Months Ended     For the Six Months Ended     May 21, 1992
                                                --------------------------    --------------------------   (inception) to
                                                  June 30,       June 30,       June 30,       June 30,       June 30,
                                                    1997           1996           1997           1996           1997
                                                -----------    -----------    -----------    -----------    -----------
OPERATING ACTIVITIES
Net loss                                        ($2,082,568)   ($1,489,052)   ($3,947,832)   ($2,761,004)  ($20,647,402)
Adjustments to reconcile net loss to net cash
used in operating activities:
 Depreciation and amortization                      116,261         65,193        212,794        128,644        908,155
 Amortization of deferred compensation               99,404              0        203,293              0        976,564
 Value of warrants granted in connection with
   lease agreements                                       0              0              0              0         23,526
  Loss on disposal of equipment                           0              0              0            784          9,473
  Changes in operating assets and liabilities:
   Prepaid expenses and other assets                 13,855        (11,254)       (87,914)       (19,334)      (244,676)
    Accounts payable                                (84,984)       110,848        201,117        236,621        466,973
    Accrued salaries and expenses                   214,263         25,752        153,494         77,246        318,260
                                                -----------    -----------    -----------    -----------    -----------
Net cash used in operating activities            (1,723,769)    (1,298,513)    (3,265,048)    (2,337,043)   (18,189,127)

INVESTING ACTIVITIES
Purchases of furniture and equipment               (126,903)       (90,196)      (161,555)      (105,780)    (1,169,011)
Patent expenditures                                  (3,479)        (1,026)        (3,479)        (4,519)       (86,982)
Proceeds from sale of equipment                           0              0              0              0          3,612
                                                -----------    -----------    -----------    -----------    -----------
Net cash used in investing activities              (130,382)       (91,222)      (165,034)      (110,299)    (1,252,381)

FINANCING ACTIVITIES
Proceeds from notes payable                               0              0              0              0        706,974
Principal payments on notes payable and capital
 lease obligations                                  (85,819)       (52,170)      (190,351)      (102,094)      (595,436)
Proceeds from (offering costs related to)
 issuance of common stock                          (312,692)         2,369     24,661,346          2,369     24,708,091
Proceeds from issuance of preferred stock                 0      9,991,542              0      9,991,542     21,820,283
                                                -----------    -----------    -----------    -----------    -----------
Net cash provided by (used in) financing
 activities                                        (398,511)     9,941,741     24,470,995      9,891,817     46,639,912

Increase (decrease) in cash and cash
equivalents                                      (2,252,662)     8,552,006     21,040,913      7,444,475     27,198,404
Cash and cash equivalents at beginning of
period                                           29,451,066        756,257      6,157,491      1,863,788              0
                                                -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period      $27,198,404     $9,308,263    $27,198,404     $9,308,263    $27,198,404
                                                -----------    -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------    -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
Purchase of equipment through capital lease
 obligations                                       $108,248             $0       $422,008             $0       $878,788


SEE ACCOMPANYING NOTES.

                             ENDOCARDIAL SOLUTIONS, INC.
                            (A Development Stage Company)

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)
1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 1996, contained in the Company's Prospectus dated March 19, 1997.

2.  REVERSE STOCK SPLIT

On January 27, 1997, the Board approved a reverse stock split of 1 for 2 for the Company's outstanding common stock. The Company's stockholders approved this reverse stock split February 4, 1997. All information in the financial statements with respect to the common stock and to the conversion prices and ratios of the preferred stock have been adjusted to reflect this change. The reverse stock split had no effect on the number of shares of preferred stock issued and outstanding (as opposed to the conversion prices of the preferred stock and the numbers of shares of common stock into which the preferred stock will convert).

3.  INITIAL PUBLIC OFFERING

On March 24, 1997, the Company received net proceeds of $18,832,500 from an initial public offering of 2,250,000 shares of its common stock and $6,277,500 from a concurrent private placement to Medtronic, Inc. of 750,000 shares of its common stock at $9.00 per share. Also on March 24, 1997, all outstanding shares of the Company's preferred stock were automatically converted into an aggregate of 4,705,602 shares of common stock following the 1 for 2 reverse stock split.

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

In February 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 128, "Earnings Per Share" ("Statement"). This Statement replaces the presentation of primary earnings per share ("EPS") with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for financial statements for periods ending after December 15, 1997. For the three and six months ended June 30, 1997, there is no difference between basic loss per share under Statement No. 128 and loss per share as reported.

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

RESULTS OF OPERATIONS

GENERAL. From inception through June 30, 1997, the Company has incurred losses totaling $20,657,402. Net losses increased to $2,082,568 for the three months ended June 30, 1997, from $1,489,052 during the same period in 1996. The net loss as of the six months ended June 30, 1997 and 1996 was $3,947,832 and $2,761,004, respectively. The Company expects losses to continue through at least 1999. The Company is entering a period of growth in clinical trial activity, product development activity, including increases in costs relating to personnel, and marketing expenses related to market introduction.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $1,525,327 or 38% for the three month period ended June 30, 1997, from $1,107,649 during the same period in 1996. For the six months ended June 30, 1997, research and development expenses were $2,739,048, an increase of $738,306 or 37%, from expenses of $2,000,742 for the six months ended June 30, 1996. The increase in each period is attributable to increases in clinical trial expenses, personnel costs related to hiring additional engineering staff and amortization of deferred compensation. The Company believes that research and development expenditures will increase in the future as the Company expands clinical research activity and increases personnel to support product development.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $690,233 and $388,484 for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, general and administrative expenses were $1,231,259 and $744,842, respectively, an increase of $486,417 or 65%. The increase in both periods was due to increases in personnel and related expenses in quality assurance and regulatory activities, as well as expenses related to expansion of the Company's facility and amortization of deferred compensation. Administrative costs associated with being a publicly held company, such as costs attributable to certain insurance policies contributed to the increase for the three months ended June 30, 1997, from the same period in 1996.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $231,886 during the three months ended June 30, 1997, from $45,795 during the same period in 1996. Total sales and marketing expenses for the six months ended June 30, 1997 and 1996, were $403,626 and $70,983, respectively. This increase is due to the establishment of a marketing department. The increase for the three month period ended June 30, 1997, from the same period in 1996 was due to participation at a medical industry conference. The Company expects continued increases in sales and marketing expenses due to expanded marketing activity, including participation at medical industry conferences and seminars and market research activities.

INTEREST INCOME. Interest income was $387,158 and $66,472 for the three months ended June 30, 1997 and 1996, respectively. Interest income for the six months ended June 30, 1997 and 1996 was $465,470 and $85,000, respectively. The increase was due to the higher cash and cash equivalent balances from the Company's equity offerings completed during the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES.

On March 24, 1997, the Company received net proceeds of approximately $18,800,000 from an initial public offering of 2,250,000 shares of its common stock and approximately $6,300,000 from a concurrent private placement to Medtronic, Inc. of 750,000 shares of its common stock (together, the "equity offerings)." The Company's common stock is listed on the NASDAQ National Market under the symbol "ECSI."

The Company's operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $47,000,000 through June 30, 1997. As of June 30, 1997 and December 31, 1996, the Company had cash and cash equivalents of approximately $27,200,000 million and $6,200,000, respectively.

For the three months ended June 30, 1997, the Company used cash and cash equivalents of $1,700,000 for operations and $235,000 for capital expenditures. For the six months ended June 30, 1997, the Company used $3,300,000 for operations and $584,000 for capital expenditures. The capital expenditures were financed primarily through capital leases.

The Company believes that its existing cash and cash equivalents (including proceeds from the equity offerings) and borrowings available under the Company's equipment lease line of credit will be sufficient to fund the operations of the Company through the next two years. The Company's future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company's products, the results of clinical trials and competition, the extent to which the Company's EnSite System gains market acceptance and the costs and timing of expansion of sales, marketing and manufacturing activities.

CAUTIONARY STATEMENT

Except of the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements with in the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the successful development and commercialization of a new technology: limited clinical testing experience; uncertainty of obtaining Food and Drug Administration and international regulatory clearances; uncertainty of availability of treatments employing the Company's diagnostic system (the "EnSite System"); uncertainty of market acceptance of the EnSite System; training requirements for electrophysiologists; the uncertainty of the ability to diagnose and treat atrial fibrillation; the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the company's dependence on patents and proprietary technology; risks associated with the Company's limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System. These factors are discussed in the cautionary statements included in Exhibit 99 to this Form 10-Q for the quarter ended June 30, 1997. The Company cautions investors and others to review the statements set forth in Exhibit 99 and in the Company's other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company's business and results of operations.

PART II.  OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits

Exhibit             Description
-------             -----------
27                       Financial Data Schedule (EDGAR filing only)

99                       Cautionary Statement

(b)            Reports

The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ENDOCARDIAL SOLUTIONS, INC.



Dated:         July 23, 1997   By:  /s/ James W. Bullock
                                    ------------------------
                                    James W. Bullock
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Dated:         July 23, 1997   By:  /s/ Dennis J. McFadden
                                    ------------------------
                                    Dennis J. McFadden
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)