Form 10-Q
period 1997-09-30
ENDOCARDIAL SOLUTIONS INC
filed 1997-11-07
CIK 940659

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
    ______________.


COMMISSION FILE NO. 0-22233

ENDOCARDIAL SOLUTIONS, INC.
----------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                    41-1724963
--------                                    ----------
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)               NUMBER)


1350 ENERGY LANE                            (612) 644-7890
SUITE 110                                        ---------------
SAINT PAUL, MINNESOTA  55108                (REGISTRANT'S TELEPHONE NUMBER
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
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

         YES   X                            NO
            -------                            -------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


COMMON STOCK, $.01 PAR VALUE                8,898,047
----------------------------
(CLASS)                                (NUMBER OF SHARES OUTSTANDING AT
                                       SEPTEMBER 30, 1997)

                                        INDEX


                             ENDOCARDIAL SOLUTIONS, INC.
                            (A Development Stage Company)


                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets -September 30, 1997 and December 31, 1996         3

         Statements of Operations - Three and nine month periods ended September 30, 1997 and September 30, 1996 and the period from
         May 21, 1992 (inception) through September 30, 1997              4

         Statements of Cash Flows - Three and nine months ended
         September 30, 1997 and September 30, 1996 and the period from
         May 21, 1992 (inception) through September 30, 1997              5

         Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                 7


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.  Exhibits and Reports on Form 8-K                                 9

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ENDOCARDIAL SOLUTIONS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                         September 30,        December 31,
                                                                             1997                 1996
                                                                         -------------        ------------
                                                                          (Unaudited)            (Note)

ASSETS
Current Assets:
   Cash and cash equivalents                                               $5,971,430          $6,157,491
   Short-term investments                                                  19,153,144                   0
   Inventories                                                                 88,613                   0
   Prepaid expenses and other current assets                                  232,948              75,053
                                                                         ------------         -----------
Total current assets                                                       25,446,135           6,232,544

Furniture and equipment                                                     2,320,145           1,496,404
Less accumulated depreciation                                                (973,955)           (656,695)
                                                                         ------------         -----------
                                                                            1,346,190             839,709

Deposits                                                                       81,709              81,709
Patents, net of accumulated amortization
  (1997 - $50,096; 1996 - $37,339)                                             36,886              46,164
                                                                         ------------         -----------
Total assets                                                              $26,910,920          $7,200,126
                                                                         ------------         -----------
                                                                         ------------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                          $598,498            $265,856
   Accrued salaries and expenses                                              374,243             164,766
   Current portion of long-term debt and capital lease obligations            397,528             252,955
                                                                         ------------         -----------
Total current liabilities                                                   1,370,269             683,577

Long-term debt and capital lease obligations                                  482,690             302,291

Stockholders' equity:
  Undesignated Preferred Stock, par value $.01 per share:
    Authorized shares--10,000,000
    Issued and outstanding shares--none                                             0                   0
  Convertible Preferred Stock, Series A through D,
      par value $.01 per share
    Authorized shares--September 30, 1997--none;
      December 31, 1996--9,527,796
    Issued and outstanding shares--September 30, 1997--none;
      December 31, 1996--9,411,206                                                  0              94,112
  Common Stock, $.01 par value
    Authorized shares--September 30, 1997--40,000,000;
      December 31, 1996--17,000,000
    Issued and outstanding shares--September 30, 1997--8,898,047;
      December 31, 1996--1,053,428                                             88,980              10,534
  Additional paid-in capital                                               48,131,838          23,444,359
  Deficit accumulated during the development stage                        (22,754,145)        (16,623,338)
  Deferred compensation                                                      (408,712)           (711,409)
                                                                         ------------         -----------
Total stockholders' equity                                                 25,057,961           6,214,258
                                                                         ------------         -----------
Total liabilities and stockholders' equity                                $26,910,920          $7,200,126
                                                                         ------------         -----------
                                                                         ------------         -----------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                           ENDOCARDIAL SOLUTIONS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                    Period from
                                                  For the Three Months Ended         For the Nine Months Ended      May 21, 1992
                                                 ------------------------------    ------------------------------  (inception) to
                                                 September 30,    September 30,    September 30,    September 30,   September 30,
                                                     1997             1996             1997              1996           1997
                                                 -------------    -------------    -------------    -------------  --------------

Operating expenses:

  Research and development                        $1,665,674       $1,036,260       $4,404,723       $3,037,002      $16,523,045
  General and administrative                         760,295          434,242        1,991,554        1,179,084        6,189,111
  Sales and marketing                                113,509           65,525          517,134          136,508        1,334,112
                                                 -----------      -----------      -----------      -----------    -------------
Operating loss                                    (2,539,478)      (1,536,027)      (6,913,411)      (4,352,594)     (24,046,268)

Other income (expense):
  Interest income                                    380,447          125,607          845,917          210,607        1,436,233
  Interest expense                                   (23,943)         (11,245)         (63,313)         (40,682)        (220,341)
                                                 -----------      -----------      -----------      -----------    -------------
                                                     356,504          114,362          782,604          169,925        1,215,892
                                                 -----------      -----------      -----------      -----------    -------------
Net loss for the period and deficit
  accumulated during development stage           ($2,182,974)     ($1,421,665)     ($6,130,807)     ($4,182,669)    ($22,830,376)
                                                 -----------      -----------      -----------      -----------    -------------
                                                 -----------      -----------      -----------      -----------    -------------

Net loss per share                                    ($0.25)          ($0.23)          ($0.78)          ($0.74)          ($5.60)
                                                 -----------      -----------      -----------      -----------    -------------
                                                 -----------      -----------      -----------      -----------    -------------

Weighted average number of shares outstanding      8,851,832        6,145,957        7,890,739        5,623,156        4,077,520
                                                 -----------      -----------      -----------      -----------    -------------
                                                 -----------      -----------      -----------      -----------    -------------

SEE ACCOMPANYING NOTES.

                           ENDOCARDIAL SOLUTIONS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                  Period from
                                                     For the Three Months Ended      For the Nine Months Ended    May 21, 1992
                                                   ------------------------------  ----------------------------  (inception) to
                                                     September 30,  September 30,  September 30,  September 30,   September 30,
                                                          1997          1996            1997           1996           1997
                                                   ---------------  -------------  -------------  -------------  --------------

OPERATING ACTIVITIES
Net loss                                              ($2,182,974)   ($1,421,665)   ($6,130,807)   ($4,182,669)  ($22,830,376)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                           126,351         66,937        339,145        195,581      1,034,506
  Amortization of deferred compensation                    99,404              0        302,697              0      1,075,968
  Value of warrants granted in connection
   with lease agreements                                        0              0              0              0         23,526
  Loss on disposal of equipment                             1,726              0          1,726            784         11,199
  Changes in operating assets and liabilities:
    Inventory                                             (88,613)             0        (88,613)             0        (88,613)
    Prepaid expenses and other assets                     (69,981)        (3,545)      (157,894)       (22,879)      (314,657)
    Accounts payable                                      131,525       (127,757)       332,642        108,864        598,498
    Accrued salaries and expenses                          55,983        (80,824)       209,477         (3,578)       374,243
                                                   --------------   ------------   ------------   ------------   ------------
Net cash used in operating activities                  (1,926,579)    (1,566,854)    (5,191,627)    (3,903,897)   (20,115,706)

INVESTING ACTIVITIES
Purchases of short-term investments                   (26,898,144)             0    (26,898,144)             0    (26,898,144)
Maturities of short-term investments                    7,745,000              0      7,745,000              0      7,745,000
Purchases of furniture and equipment                      (62,871)       (17,073)      (224,425)      (122,853)    (1,231,882)
Patent expenditures                                             0              0         (3,479)        (4,519)       (86,982)
Proceeds from sale of equipment                             1,958              0          1,958              0          5,570
                                                   --------------   ------------   ------------   ------------   ------------
Net cash used in investing activities                 (19,214,057)       (17,073)   (19,379,090)      (127,372)   (20,466,438)

FINANCING ACTIVITIES
Proceeds from notes payable                                     0              0              0              0        706,974
Principal payments on notes payable and capital
 lease obligations                                        (96,805)       (51,824)      (287,156)      (153,918)      (692,241)
Proceeds from issuance of common stock                     10,467          2,444     24,671,812          4,813     24,718,558
Proceeds from issuance of preferred stock                       0              0              0      9,991,542     21,820,283
                                                   --------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) financing activities       (86,338)       (49,380)    24,384,656      9,842,437     46,553,574

Increase (decrease) in cash and cash equivalents      (21,226,974)    (1,633,307)      (186,061)     5,811,168      5,971,430
Cash and cash equivalents at beginning of period       27,198,404      9,308,263      6,157,491      1,863,788              0
                                                   --------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period              5,971,430      7,674,956      5,971,430      7,674,956     $5,971,430
                                                   --------------   ------------   ------------   ------------   ------------
                                                   --------------   ------------   ------------   ------------   ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
Purchase of equipment through capital
 lease obligations                                       $190,119             $0       $612,128             $0    $1,068,907

SEE ACCOMPANYING NOTES.

                             ENDOCARDIAL SOLUTIONS, INC.
                            (A Development Stage Company)

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 1996, contained in the Company's Prospectus dated March 19, 1997.

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

3.  INVENTORIES

Inventories are carried at the lower of cost (first-in, first-out basis) or market. The majority of inventory consists of purchased compenents

4.  INITIAL PUBLIC OFFERING

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

5.  NET LOSS PER SHARE

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

In February 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 128, "Earnings Per Share" ("Statement"). This Statement replaces the presentation of primary earnings per share ("EPS") with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for financial statements for periods ending after December 15, 1997. For the three and nine months ended September 30, 1997, there is no difference between basic loss per share under Statement No. 128 and loss per share as reported.



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

RESULTS OF OPERATIONS

GENERAL. From inception through September 30, 1997, the Company has incurred losses totaling $22,830,376. Net losses increased to $2,182,974 for the three months ended September 30, 1997, from $1,421,665 for the same period in 1996. The net loss for the nine months ended September 30, 1997 and 1996 was $6,130,807 and $4,182,669, respectively. The Company expects losses to continue through at least 1999. The Company is entering a period of growth in clinical trial activity, product development activity, including increases in costs relating to personnel, and marketing expenses related to market introduction.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $1,665,674 or 61% for the three month period ended September 30, 1997, from $1,036,260 during the same period in 1996. For the nine months ended September 30, 1997, research and development expenses were $4,404,723, an increase of $1,367,721 or 45%, from $3,037,002 for the nine months ended September 30, 1996. The increase in each period is attributable to increases in clinical trial expenses, personnel costs related to hiring additional engineering staff and amortization of deferred compensation. The Company believes that research and development expenditures will increase in the future as the Company expands clinical research activity and increases personnel to support product development.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $758,569 and $434,242 for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, general and administrative expenses were $1,989,828 and $1,179,084, respectively, an increase of $810,744 or 69%. The increase in both periods was due to increases in personnel, regulatory activities and expenses in quality assurance associated with attaining ISO certification. In addition, the Company incurred expenses related to expansion of the Company's facility and amortization of deferred compensation. Administrative costs associated with being a publicly held company, such as costs attributable to certain insurance policies and investor relations material contributed to the increase for the three months ended September 30, 1997, from the same period in 1996.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $113,509 during the three months ended September 30, 1997, from $65,525 during the same period in 1996. Total sales and marketing expenses for the nine months ended September 30, 1997 and 1996, were $517,134 and $136,508, respectively. This increase is due to the establishment of a marketing department. The Company expects continued increases in sales and marketing expenses due to expanded marketing activity including market release in Europe, participation at medical industry conferences and seminars and market research activities.

INTEREST INCOME. Interest income was $380,447 and $125,607 for the three months ended September 30, 1997 and 1996, respectively. Interest income for the nine months ended September 30, 1997 and 1996 was $845,917 and $210,607, respectively. The increase was due to the higher cash, cash equivalents and short-term investment balances from the Company's equity offerings completed during the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES.

On March 24, 1997, the Company received net proceeds of approximately $18,833,000 from an initial public offering of 2,250,000 shares of its common stock and approximately $6,278,000 from a concurrent private placement to Medtronic, Inc. of 750,000 shares of its common stock (together, the "equity offerings"). The Company's common stock is listed on the NASDAQ National Market under the symbol "ECSI."

The Company's operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $46,539,000 through September 30, 1997. As of September 30, 1997 and December 31, 1996, the Company had cash, cash equivalents and short-term investments of approximately $25,125,000 million and $6,157,000, respectively.

For the three months ended September 30, 1997, the Company used cash and cash equivalents of $1,927,000 for operations and $253,000 for capital expenditures. For the nine months ended September 30, 1997, the Company used $5,191,000 for operations and $837,000 for capital expenditures. The capital expenditures were financed primarily through capital leases.

The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund the operations of the Company through the next two years. The Company's future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company's products, the results of clinical trials and competition, the extent to which the Company's EnSite System gains market acceptance and the costs and timing of expansion of sales, marketing and manufacturing activities.

CAUTIONARY STATEMENT

Except of the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements with in the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the successful development and commercialization of a new technology: limited clinical testing experience; uncertainty of obtaining Food and Drug Administration and international regulatory clearances; uncertainty of availability of treatments employing the Company's diagnostic system (the "EnSite System"); uncertainty of market acceptance of the EnSite System; training requirements for electrophysiologists; the uncertainty of the ability to diagnose and treat atrial fibrillation; the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the company's dependence on patents and proprietary technology; risks associated with the Company's limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System. These factors are discussed in the cautionary statements included in Exhibit 99 to this Form 10-Q for the quarter ended September 30, 1997. The Company cautions investors and others to review the statements set forth in Exhibit 99 and in the Company's other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company's business and results of operations.



PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit       Description
-------       -----------

27            Financial Data Schedule (EDGAR filing only)

99            Cautionary Statement

(b)           Reports

The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ENDOCARDIAL SOLUTIONS, INC.



Dated:   October 29, 1997         By:  ________________________
                                  James W. Bullock
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


Dated:   October 29, 1997         By:  ________________________
                                  Dennis J. McFadden
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)