Form 10-K405
period 1997-12-31
ENDOCARDIAL SOLUTIONS INC
filed 1998-03-31
CIK 940659

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-22233
                            ------------------------

                          ENDOCARDIAL SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             41-1724963
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

   1350 ENERGY LANE, SUITE 110, ST. PAUL,                 55108
                     MN                                (Zip Code)
  (Address of principal executive offices)

                                 (612) 644-7890
              (Registrant's telephone number, including area code)
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                              VALUE $.01 PER SHARE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of March 27, 1998 was approximately $53,727,716 (based on the last sale price of such stock as quoted on the Nasdaq National Market ($14.00) on such date).

    As of March 27, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 8,975,895.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on May 21, 1998 are incorporated by reference into Part III of this Annual Report on Form 10-K (the "Form 10-K Report").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

    Endocardial Solutions, Inc. ("ESI" or the "Company") designs, develops, and manufactures a minimally invasive diagnostic system that diagnoses, within the span of a few heartbeats, tachycardia, a potentially fatal abnormal heart rhythm. The Company believes that its proprietary EnSite 3000-TM- EP catheter and clinical workstation (together, the "EnSite System") is a powerful new diagnostic tool that will enable electrophysiologists to rapidly and comprehensively map tachycardia and improve the selection of patient treatment options. The Company has conducted limited clinical trials of the EnSite System in the United States and the United Kingdom on patients for ventricular tachycardia and supraventricular (atrial) tachycardia. The Company anticipates that these and additional clinical trials will be used to support a pre-market approval ("PMA") application to obtain approval to market the EnSite System for the treatment of ventricular tachycardia in the United States and a 510(k) premarket notification for atrial fibrillation mapping.

BACKGROUND

    The heart consists of four chambers: the ventricles, the lower two chambers, and the atria, the upper two chambers. A normal heartbeat is the result of electrical impulses generated at the sinoatrial node, the heart's natural pacemaker located near the top of the right atrium. These impulses form a wave of electrical activation that travels down the atria, causing them to contract and fill the ventricles, the heart's primary pumping chambers, with blood. After a brief delay in the atrioventricular node, located between the chambers, the electrical activation wave enters the ventricles and produces a coordinated contraction of the ventricles that pumps blood throughout the body's circulatory system.

    When defects in the heart tissue interfere with the normal formation or conduction of the heart's electrical activity, abnormal heart rhythms, known as cardiac arrhythmias, develop. Cardiac arrhythmias have numerous causes, including congenital defects, tissue damage due to heart attacks or arteriosclerosis (the deposition of fatty substances in the inner layer of the arteries) and other diseases, that accelerate, delay or redirect the transmission of electrical activity, thereby disrupting the normal coordinated contractions of the chambers. Arrhythmias characterized by an abnormally fast heart rate (more than 100 beats per minute) are known as tachycardia.

    Tachycardia fall into two categories, ventricular tachycardia (VT) and supraventricular tachycardia (SVT). VT are tachycardia that originate in the ventricles. SVT originate in the atria or at the junction between the atria and the ventricles. Approximately four million people in the United States suffer from some form of tachycardia.

    VENTRICULAR TACHYCARDIA

    CHARACTERISTICS OF VENTRICULAR TACHYCARDIAS. Ventricular tachycardia, which afflicts approximately one million Americans, is a potentially life-threatening condition caused either by abnormally rapid impulse formation or by slow ventricular conduction which interferes with the heart's normal electrical activity and causes abnormally frequent contractions of the ventricles. Rapid ventricular contractions often result in significantly reduced cardiac output due to inefficient blood pumping. As a result, the body receives an inadequate supply of oxygen, which can cause dizziness, unconsciousness, cardiac arrest and death. VT conditions tend to become more serious over time. Individuals with VT are at risk of imminent death due to its unpredictable nature.

    Many VT result from heart attacks caused by coronary artery disease. When a heart attack occurs due to a blockage in one or more coronary arteries, a portion of the heart muscle (most often in the left ventricle) dies. As a result, irregular borders consisting of intermixed healthy and scar tissue are formed and VT typically originate at these sites. As the average age of the U.S. population increases, it is expected that the number of persons who suffer heart attacks and are at risk of VT will also increase.

    VT is a highly complex and transient form of cardiac arrythmia which varies significantly from patient to patient. A small percentage of ventricular tachycardia patients have simple forms of the disease which are focused on a single anatomic site within the ventricle. The Company estimates, however, that of the one million patients that suffer from VT, the majority suffer from complex VTs that (i) have multiple sites of aberrant electrical activity, (ii) prevent sufficient cardiac output, making them dangerous to induce in the patient (which is required for diagnosis) and (iii) are nonsustained and, consequently, are only detectable for several heartbeats.

    DIAGNOSING VENTRICULAR TACHYCARDIA. Patients suspected of suffering from VT are initially screened by a cardiologist by means of external cardiac monitoring, typically in the form of an electrocardiogram or Holter recording, which captures electrical activity from surface leads placed on the patient's chest for 24 hours. When further testing is warranted, the patient is referred to a cardiac electrophysiologist for a cardiac electrophysiology ("EP") study.

    An EP study evaluates the electrical integrity of the heart by stimulating multiple intra-cardiac sites and recording the electrical response. During an EP study a patient's clinical tachycardia is induced in a controlled setting in order to diagnose the tachycardia and select an appropriate treatment or combination of treatments. EP studies using currently available technology are lengthy and tedious procedures which consist of probing the interior of the left ventricle with single-point contact catheters, causing significant discomfort for the patient. In order to analyze the information generated by single-point contact catheters for the purpose of prescribing treatment, electrophysiologists review the signals measured by these catheters as multiple rows of waveforms displayed on a computer screen. Two or more catheters are often used to provide more information to the electrophysiologist and thereby aid in identifying the sites of origin of tachycardia. The electrophysiologist generally constructs a mental image of the sites of the VT within the heart's chamber by calculating the relative timing of electrical activation among the waveforms displayed on the computer screen. The electrophysiologist then estimates the site or sites of origin (which correspond to the physical positions of the catheters) through two-dimensional fluoroscopic (x-ray) projections. As the tachycardia becomes more complex, the electrophysiologist's reconstruction of the heart's electrical activity and location of the sites of origin becomes more difficult.

    The limited number of patients suffering from simple forms of VT have been effectively diagnosed using existing single-point contact catheter technology with diagnostic procedures that can be time consuming, tedious and invasive. However, single-point contact catheters have limited utility in diagnosing complex ventricular tachycardia. The limited data produced in point-by-point mapping often does not provide the electrophysiologist with sufficient diagnostic power for a complete understanding of the ventricular tachycardia. Moreover, when attempted, diagnosing complex ventricular tachycardia with single-point, contact catheters can take from six to twelve hours and requires significant use of fluoroscopy to guide the catheter, which exposes both the patient and the medical staff to radiation.

    In an effort to address the diagnostic shortcomings of single-point contact catheters, there are currently under development several "basket" contact catheters measuring multiple points of electrical activity simultaneously. These basket catheters will require contact with the heart's surface for measurement of electrical activity, and the Company believes that these catheters will suffer from many of the shortcomings of single-point contact catheters.

    TREATMENTS FOLLOWING DIAGNOSIS OF VENTRICULAR TACHYCARDIA. The Company's EnSite System is designed for the diagnosis of tachycardia. The Company does not currently design products for the treatment of this disease. However, the Company believes that the EnSite System will provide electrophysiologists with a diagnostic tool to improve their ability to select among available tachycardia treatment options.

    Once a patient's VT is diagnosed, the electrophysiologist chooses among the various treatment options available. Noncurative treatments include antiarrhythmic drugs and implantable defibrillators, both of which attempt to ameliorate the patient's condition and reduce the risks associated with the VT but do not eliminate the cause of the tachycardia. Historically, the only curative treatment available for VT was open heart surgery, but it has been rarely used due to its high morbidity and mortality. More recently, however, catheter ablation, a potentially curative treatment currently under development, has been used in a limited number of cases for complex VT. Often electrophysiologists prescribe a combination of drugs, defibrillators and ablation for the treatment of VT.

    The table below describes the principal treatment options for VT.

                                                                                IMPLANTABLE
                                                     ANTIARRHYTHMIC DRUG       DEFIBRILLATION        CATHETER
                                                          TREATMENT               DEVICES            ABLATION
                                                    ----------------------  --------------------  ---------------
Results of Treatment..............................  Non-curative            Non-curative          Potentially
                                                                                                  Curative

Invasiveness......................................  Non-invasive            Invasive              Minimally
                                                                                                  invasive

Approximate Cost..................................  $16,000 initially and   $55,000               $12,000 (one-
                                                    $8,000 per year         (approximately five   time cost)
                                                                            to seven year device
                                                                            life)

    Antiarrhythmic drugs, which are prescribed to chemically suppress the arrhythmic activity, have to date been the most common treatment of VT. Antiarrhythmic drugs are not curative and can result in considerable side effects limiting the effectiveness of the drugs and the ability of patients to use them over long periods of time.

    Automatic implantable cardioverter defibrillators ("ICDs"), which detect and stop a tachycardia once it has started by pacing or by applying high energy pulses, have also become a common treatment for VT. The useful life of an ICD is approximately five to seven years, at the end of which time the ICD is generally replaced in another surgical procedure. Many ICD patients also receive antiarrhythmic drug therapy in an attempt to minimize the frequency of VT episodes.

    There is increasing interest in the United States and Europe in using catheter ablation to treat VT. Catheter ablation is a minimally invasive and potentially curative treatment in which a radio frequency current is emitted from a catheter to selectively destroy the heart tissue responsible for the abnormal electrical activity. The use of catheter ablation to date has been limited due to the inability of single-point contact catheters to effectively map complex VT cases. Although catheter ablation is not yet commonly prescribed to treat VT and the devices have not yet been approved by the FDA for marketing in the United States for treatment of VT, it is the subject of increasing technological research and development. The Company believes catheter ablation could become a more commonly used treatment for VT with advances in diagnostic technology such as that being developed by the Company.

    SUPRAVENTRICULAR TACHYCARDIA

    Approximately three million of the four million people in the United States who suffer from tachycardia have some form of SVT. Supraventricular tachycardia is an abnormally rapid beating of the atria which may reduce the amount of blood pumped into the ventricles, and, consequently, from the ventricles to the rest of the body. Although SVT can be debilitating, causing chest palpitations, fatigue and dizziness, it is generally not life-threatening. The principal types of SVT are Wolff-Parkinson-White syndrome (WPW), Atrioventricular Nodal Re-entrant Tachycardia (AVNRT), and atrial fibrillation and flutter.

    Approximately one million people in the United States suffer from WPW or AVNRT. The tachycardia associated with WPW and AVNRT are generally easy to diagnose and locate due to their more simple, single-site nature and predictable location within the atria. WPW and AVNRT have been effectively treated by catheter ablation with available contact catheters.

    Approximately two million people in the United States suffer from atrial fibrillation or atrial flutter. Atrial fibrillation is characterized by a disorganized and chaotic conduction of electrical activation, which results in ineffective pumping of the atria. Under these conditions, blood tends to pool and clot, increasing the risk of stroke. The American Heart Association estimates that approximately 15 percent of all strokes in the United States are caused by atrial fibrillation. The incidence of atrial fibrillation is linked to aging and thus is expected to increase as the average age of the United States population increases.

    Typically, diagnosis of atrial fibrillation is easily discerned through an electrocardiogram recording. Beyond initial detection, electrophysiologists have had limited success in mapping atrial fibrillation using current single-point technology due to its highly complex and chaotic nature. The inability to effectively map and understand the origins of atrial fibrillation has hindered the development of treatments for the disease.

    Antiarrhythmic drugs and anticoagulation therapy are the most commonly prescribed treatments for atrial fibrillation, but they are not curative and have undesirable side effects. The only known curative treatment for atrial fibrillation is a costly and rarely performed open heart surgical procedure known as the surgical maze procedure. The incisions made in this surgery electrically isolate the atria into regions that can no longer maintain fibrillation. In addition, an atrial defibrillator is under development for detecting and controlling atrial fibrillation with low energy shocks.

    Catheters have been approved for ablation treatments in the atria; however, due to the limited understanding of atrial fibrillation, to date they have not proven effective. Catheters are under development for potentially curative ablation of atrial fibrillation. One type of catheter under development is designed to create linear lesions along the interior wall of the atrium to electrically isolate regions of the chamber in a manner similar to the surgical maze procedure. Other emerging methods are aimed at more localized ablation treatment based on a hypothesis that atrial fibrillation is maintained in an electrically localized region of the chamber, requiring detailed mapping.

    The Company believes that the complexity of atrial fibrillation and the search for effective and curative treatments, including catheter ablation, will require a diagnostic mapping technology that provides much greater resolution and diagnostic capabilities than currently available technology.

    The Company is developing its proprietary EnSite System to address the need for more rapid, comprehensive and cost-effective diagnosis of complex forms of VT and SVT. The high resolution, three-dimensional, color display generated by the EnSite System is designed to provide electrophysiologists greater diagnostic capabilities than single-point contact catheter mapping devices currently available. The EnSite System will provide electrophysiologists with a real time, virtual image of the electrical activity of the heart without contacting the heart's surface. The EnSite System displays more than 3,000 points of electrical activity using the Company's proprietary algorithms. Diagnosis will be enhanced by the "virtual electrogram" function of the EnSite System workstation that allows electrophysiologists to instantaneously view the electrical activity at any of the more than 3,000 points displayed by selecting a specified point on the workstation's three-dimensional color map of the heart with the workstation's mouse pointer. In addition, the locator function of the EnSite System workstation will also enhance diagnosis and treatment by providing electrophysiologists with real-time feedback as to the precise location of auxiliary catheters introduced into the heart.

    The Company believes that its EnSite System for mapping tachycardia has the following benefits over currently available single-point contact catheters:

    - ENHANCED DIAGNOSTIC CAPABILITY. The diagnostic power of the EnSite System is designed to enable electrophysiologists to make more informed decisions in choosing optimal treatment for tachycardia patients. The high resolution, three-dimensional color map generated by the EnSite System should greatly enhance electrophysiologists' diagnostic capabilities through the system's ability to capture and display a significantly greater amount of electrical data than can be generated with currently available contact catheters.

    - ABILITY TO MAP COMPLEX TACHYCARDIAS. ESI believes that its technology will enable electrophysiologists to map complex forms of VT and SVT in the majority of patients who cannot be mapped effectively using currently available technology.

    - REDUCED PROCEDURAL TIME. Currently available single-point contact catheters can require several hours of overall procedural time to diagnose simple tachycardia and can require between six and twelve hours to diagnose complex tachycardia. The Company believes that the EnSite System can reduce the overall procedure time significantly, greatly increasing the number of patients who may be candidates for diagnosis using cardiac mapping technology.

    - REDUCED RADIATION EXPOSURE. The Company believes that the speed with which its technology can map the heart's electrical activity and locate auxiliary catheters will reduce the amount of time that patients and medical staff are exposed to radiation from fluoroscopy, the effects of which are cumulative.

    - REDUCED COSTS. The Company believes that the EnSite System will reduce the costs associated with treating complex tachycardia by significantly reducing the amount of time required to locate and diagnose abnormal heart rhythms and by enabling electrophysiologists to select potentially less costly treatment for patients.

STRATEGY

    The Company's strategy is to establish the EnSite System as the leading diagnostic tool for diagnosing tachycardia in the more than 700 electrophysiology laboratories in the United States and those in Europe and Japan. The key elements of the Company's strategy are as follows:

    - DEMONSTRATE SAFETY AND CLINICAL EFFICACY. The EnSite System represents a new technology for mapping tachycardia. In order to gain acceptance of this technology in electrophysiology labs, the Company must demonstrate the safety and effectiveness of the EnSite System through successful clinical trials. The Company has conducted clinical trials on VT patients in the United States and the United Kingdom using the EnSite System. The Company will file results of its studies and other product information with the FDA and the appropriate bodies in Europe in order to seek the required approvals for marketing in the United States and Europe. In addition, the Company will also seek to demonstrate the clinical efficacy of the EnSite System through the publication of the results of its studies and clinical trials and articles on its technology in medical journals.

    - FOCUS ON VENTRICULAR TACHYCARDIAS. The Company believes that the patient population that suffers from complex VT that are difficult to map using currently available technology presents a significant market opportunity for the Company's EnSite System. ESI intends to focus on the ability of its technology to provide improved speed, increased accuracy and cost-effectiveness in mapping VT. This improved mapping power should benefit electrophysiologists in performing diagnostic procedures and prescribing treatments for an expanded patient population.

    - EXTEND TECHNOLOGY TO ATRIAL FIBRILLATION AND FLUTTER. The Company believes that the EnSite System can be extended from mapping VT to mapping atrial tachycardia, including atrial fibrillation and flutter, both of which share similar complex characteristics, such as multiple sites of origin in unpredictable locations. The Company has conducted studies of its technology for mapping atrial tachycardia in the United Kingdom, and in August 1997 the Company received an IDE from the FDA for the use of the EnSite System in the right atrium.

    - LEVERAGE RELATIONSHIPS WITH LEADING ELECTROPHYSIOLOGISTS. The Company has established a Scientific Advisory Board whose members are among the world's leading electrophysiologists. Many of these board members have been highly involved in the development of the Company's technology and products and will be critical to successful development, testing, approval and marketing of the Company's technology and products. The Company intends to utilize its Scientific Advisory Board members to assist in gaining market acceptance of its products.

THE ENSITE SYSTEM

    The Company's EnSite System consists of the EnSite catheter and clinical workstation that together form an integrated system. The EnSite System is designed to map ventricular and atrial tachycardia.

    THE ENSITE CATHETER

    The EnSite catheter is a non-contact, single-use, multi-electrode array, percutaneous catheter, designed for use with the EnSite clinical workstation. The EnSite catheter's multi-electrode array senses electrical activity generated from the endocardial wall while floating in the heart chamber. The array area of the EnSite catheter is comprised of an inflatable polyurethane balloon within a mechanically expandable multi-electrode array. The multi-electrode array contains a wire braid consisting of 64 braided wires. A handle and cable connector are located at the proximal end of the catheter to allow the physician to position the distal end of the catheter, deploy the multi-electrode array and make electrical connection from the array to the patient interface unit of the EnSite System's workstation.

    The EnSite catheter is inserted percutaneously over a standard guidewire into a selected chamber of the heart. When positioned, the wire braid is mechanically expanded and the balloon residing under the wire braid in the array area of the catheter is inflated with a radiopaque solution to form an ellipsoidal, multi-electrode array. When deployed, the array is small enough to permit the normal functioning of the heart. In addition to the EnSite catheter, a standard single-point diagnostic catheter is inserted in a chamber of the heart in order to facilitate establishing the chamber's spatial boundaries. The multi-electrode braid array collects data used to compute more than 3,000 points of the heart chamber's electrical activity in the span of a few heartbeats by gathering a large amount of the electrical conduction information from the entire chamber and transmitting this information through the wire braid back down the catheter shaft to the EnSite System's clinical workstation.

    THE ENSITE 3000-TM- EP CLINICAL WORKSTATION

    The EnSite System's clinical workstation consists of the Company's proprietary patient interface unit and a Silicon Graphics-based workstation and other third-party peripherals, such as a color monitor, a printer and an optical disk drive. The patient interface unit is designed to amplify and digitize the electrical information transmitted by the EnSite catheter. The patient interface unit also accepts information generated by other auxiliary sensors, including as many as 32 standard contact catheter electrodes, which allows the electrophysiologist to monitor clinical events or capture additional data for simultaneous display on the workstation. The workstation is programmed with software containing the Company's proprietary algorithms, which process the electrical information transmitted by the EnSite catheter and reconstruct the heart's geometric layout and the distribution of electrical activity. The heart and the electrical activity is displayed on the workstation as high resolution, three-dimensional isopotential or isochronal color maps. The maps can be viewed as a snapshot in time or as an animated playback at adjustable rates of speed. The maps can also be viewed from any perspective in space and may be zoomed in and out to facilitate rapid diagnosis and treatment of the tachycardia, including identifying the optimal site or sites for ablation.

    The electrical activity displayed on the workstation's three-dimensional map can also be displayed as time-waveforms, called "Virtual Electrograms," at multiple selected sites on the endocardium. Virtual Electrograms are produced by the Company's software contained in the workstation. The electrophysiologist can instantaneously select any of the more than 3,000 sites and waveforms to be displayed by pointing and clicking with the workstation's mouse pointer at the desired location on the map of the heart. The

Virtual Electrogram function provides the equivalent of positioning a standard contact catheter at the same site on the endocardium--but without the need for actual physical contact.

    The EnSite System's workstation also generates a locator signal that can be emitted from selected electrodes on standard EP catheters introduced into the heart along with the EnSite catheter. The locator signal provides electrophysiologists with an interactive method for locating and positioning auxiliary catheters. The locator function is designed to allow electrophysiologists to diagnose and treat complex tachycardia with significantly less use of fluoroscopy than is currently required when using presently available single-point contact catheters. The locator signal is detected and displayed on the workstation's three-dimensional map to provide real-time feedback to the electrophysiologist as to the precise location of the catheter and to assist in guiding the catheter (or catheters) to a specific site on the endocardium.

    The EnSite System is designed to function as a complete, integrated electrophysiology laboratory system to provide a wide range of accurate and versatile diagnostic tools in one product. In addition to displaying high resolution, graphical, three-dimensional maps, the EnSite System provides multi-channel recording from standard EP electrode catheters and standard waveform displays. The Company intends to develop and market periodic software upgrades and new applications for use with the EnSite System.

RESEARCH AND DEVELOPMENT

    To date, the Company's primary activity has been research, development and testing of the EnSite catheter and the clinical workstation. Virtually all of the Company's research and development activity is performed internally by the Company's team of 27 scientists, engineers and technicians, in consultation with the Company's Scientific Advisory Board and outside consultants. The Company's research and development team is divided among four groups: software engineering, applied research, hardware engineering and catheter engineering. In addition, various members of the research and development team support the design and development of the manufacturing processes used in fabricating the EnSite catheter.

    Among the research and development goals the Company is now pursuing are completing necessary clinical tests, optimizing the functionality of the EnSite System, finalizing the design of the EnSite System in anticipation of commercial distribution, and extending the use of the system to diagnosing atrial tachycardia. The Company expects that its future research and development objectives will include developing new mapping and catheter configurations and software upgrades to enhance the capabilities and ease-of-use of the EnSite System as well as supporting the Company's manufacturing personnel in refining manufacturing processes, improvements and scale-up in connection with the commercialization of the EnSite System. The Company incurred research and development expenses of approximately $3.6 million, $4.4 million and $5.9 million for the fiscal years ended December 31, 1995, 1996 and 1997, respectively. The Company anticipates that it will continue to make significant investments in research and development.

MANUFACTURING

    The Company manufactures its EnSite catheters in its 3,200 square foot clean-room facility at its headquarters in St. Paul, Minnesota. The Company also performs final assembly and system level testing of all hardware and software components for the EnSite System clinical workstation at this facility.

    The manufacturing process for the EnSite catheter involves a number of steps and component parts. The Company assembles and tests each catheter individually prior to sterilization and packaging, which it conducts in accordance with the requirements of the FDA. The Company has designed its manufacturing processes to utilize automation to the extent appropriate in order to increase production volume and reduce costs.

    The manufacturing of the EnSite System clinical workstation, including the patient interface unit, involves the assembly, integration and testing of components purchased from third parties. The Company purchases the basic computer workstation from Silicon Graphics, and ESI software engineers program the workstation with its proprietary software, including advanced mathematical algorithms.

    The Company purchases the raw materials and various component parts for the EnSite System from a number of suppliers. The Company has adopted rigorous quality control measures to ensure that the component parts it purchases meet its specifications and standards. Certain of the components are purchased from sole source suppliers, including the computer workstation. There are relatively few alternative sources of supply for these components, and it may be difficult for the Company to locate additional suppliers for these components.

    The Company is implementing a manufacturing quality program designed to meet all domestic and international standards for manufacturing medical devices. The Company will be required to meet the requirements of the FDA's good manufacturing practices ("GMP") in order to distribute its products in the United States and the requirements for ISO 9001 and 9002 and CE Mark certification in order to distribute products in Europe. The Company received ISO 9001 certification for its quality system in August 1997. As part of meeting such requirements, the Company's facilities and manufacturing processes will be subject to inspection and audit. If the Company fails to satisfy the GMP requirements or obtain ISO 9001 and 9002 and CE Mark certification, it may be required to alter its manufacturing processes. Moreover, any such failure could have a material adverse effect on the Company's ability to market its products, which could adversely affect its business and results of operations. The Company's suppliers will be required to satisfy GMP standards.

SALES AND MARKETING

    The Company intends to employ a direct sales force in the United States and to use distributors for certain international markets. In September 1997 the Company signed a seven-year distribution agreement (the "Distribution Agreement") with Medtronic to market the EnSite System for the electrophysiology markets in Europe, Japan and the Middle East. The initial market release is expected to include two sites in Germany, one in France, one in Italy and one in the United Kingdom. Under the terms of the Distribution Agreement, Medtronic has been granted exclusive distribution rights for the Company's products in Europe, Japan and the Middle East and has been granted certain rights for distribution in other regions outside North America. The Company retains all distribution rights in North America.

    The Company intends to direct its sales and marketing efforts at prominent domestic and international electrophysiology laboratories that perform the majority of electrophysiology procedures. The Company believes that prominent electrophysiology labs are generally more likely to keep abreast of and utilize new technologies such as the EnSite System for diagnosing and treating tachycardia. After the Company establishes a presence in major medical centers housing such electrophysiology labs, it then intends to broaden its sales and marketing efforts to include the growing number of smaller, community-based electrophysiology labs. As part of its strategy to gain the awareness of and acceptance by electrophysiology laboratories, the Company has focused on and intends to continue to focus on developing peer reviewed journal articles authored by leading experts in electrophysiology, sponsoring publication of papers based on research covering the performance and benefits of the EnSite System and conducting informational seminars. In addition, as part of its marketing program the Company expects to hold technical seminars and training sessions to educate physicians and its direct sales force and distributors in the use of the Company's products.

    The Company believes that it will receive approval to sell its products in international markets before it gains approval in the United States. The Company plans to commence selling the EnSite System in Europe promptly following obtaining the approval of the European authorities to distribute its products within the countries comprising the European Union, which the Company currently anticipates should occur sometime during the second quarter of 1998. There can be no assurance, however, that the Company will obtain such approval at such time, if at all.

PATENTS AND PROPRIETARY RIGHTS

    The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company actively pursues patent protection in the United States and foreign jurisdictions for each of the areas of invention embodied in the EnSite System, and will actively pursue patent protection for proprietary aspects of its technology in the future. As of the date of this Prospectus, the Company has one U.S. patent application pending by which it is seeking to obtain protection for certain enhancements currently embodied in the EnSite System, relating to the catheter, catheter localization techniques and user interface elements. The Company also has four issued U.S. patents which relate to the technology underlying the EnSite System and development-stage versions of the system. One of these patents covers the catheter of the EnSite System and its development-stage versions. The remaining three patents are directed to measurement methodologies used in the development-stage versions of the EnSite System. The Company has also filed and has pending several foreign patent applications directed to various aspects of the technology underlying the EnSite System.

    The Company, like other firms that engage in the development and marketing of medical devices, must address issues and risks relating to patents and trade secrets. The coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued. Consequently there can be no assurance that any of the Company's pending or future U.S. or foreign patent applications will result in issued patents, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's current or future U.S. or foreign patents will not be challenged, circumvented by competitors or others or that such patents will be found to be valid or sufficiently broad to protect the Company's technology. Since patent applications are secret until patents are issued in the United States or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications, or that it was the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. Further, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

    In addition to patents, the Company relies on trade secrets and proprietary knowledge, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. In particular, the Company relies upon such means to protect the proprietary software used in the EnSite System. The confidentiality and proprietary information agreements generally provide that all confidential information developed or made known to individuals by the Company during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

    There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation in a court of law, or interference proceedings declared by the United States Patent and Trademark Office (USPTO) to determine the priority of inventions or an opposition to a patent grant in a foreign jurisdiction. The defense and prosecution of intellectual property suits, USPTO interference or opposition proceedings and related legal and administrative proceedings are both costly and time-consuming and could result in substantial uncertainty to the Company. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. Any litigation, opposition or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. There can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity. The Company is not currently a party to any patent or other litigation. An adverse determination in any litigation could subject the Company to significant liabilities to third parties, require the Company to seek licenses from or pay royalties to third parties or prevent the Company from manufacturing, selling or using its proposed products, any of which could have a material adverse effect on the Company's business and prospects.

COMPETITION

    The Company believes that its competitive success will depend primarily upon its ability to demonstrate the clinical efficacy of the EnSite System; effectively create market awareness and acceptance of the system while maintaining its proprietary nature; and manufacture and deliver the system on a timely basis. The tachycardia diagnostic mapping field of the medical device industry has attracted a high level of interest both from companies with an established presence in the field of electrophysiology and from more recently formed companies. The Company's competitors include companies that offer standard, single-point contact diagnostic catheters, and companies that are developing multi-point, basket contact catheters for diagnosing tachycardia that use multiple electrodes to provide more data points for the measurement of the heart's electrical activity. Basket contact catheters have not to date received regulatory approval for diagnosing tachycardia. The Company believes that these basket contact catheters under development can currently measure multiple points of electrical activity in the heart. The Company is also aware of other medical device companies that are developing alternatives to single-point contact catheter mapping technology.

    The Company believes that participants in the market for mapping tachycardia compete on the basis of clinical effectiveness, ease of use, cost and on the basis of acceptance by health care professionals. Competition is also affected by the length of time required for products to be developed and receive regulatory approval. The medical device industry is characterized by rapid and significant technological change. As a result, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products.

    Many of the Company's competitors and potential competitors have substantially greater capital resources, research and development staffs and facilities than the Company. In addition, most of the Company's competitors and potential competitors have substantially greater experience than the Company in researching and developing new products, testing products in clinical trials, obtaining regulatory approvals and manufacturing and marketing medical devices. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are clinically more efficacious and cost-effective than the more established diagnostic products or the new approaches and products developed and marketed by its competitors. Moreover, there can be no assurance that the Company will succeed in developing new technologies and products that are available prior to its competitors' products. The failure by the Company to demonstrate the efficacy and cost-effective advantages of its products over those of its competitors could have a material adverse effect on the Company's business and results of operations.

THIRD-PARTY REIMBURSEMENT FOR THE COMPANY'S PRODUCTS

    In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company's success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's products are used. If FDA approval is received, third-party reimbursement would depend upon decisions by the Health Care Financing Administration for Medicare, as well as by individual health maintenance organizations and private insurers and other payors. Third-party payors determine whether to reimburse for a particular procedure and, if so, will reimburse health care providers for medical treatment based on a variety of methods, including a lump sum prospective payment system based on a diagnosis related group or per diem, a blend between the health care provider's reported costs and a fee schedule, a payment for all or a portion of charges deemed reasonable and customary, or a negotiated per capita fixed payment. Third party payors are increasingly challenging the pricing of medical products and procedures. Even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate. Additionally, payors may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication.

    It is anticipated that the Company's EnSite catheter will be sold at a premium in comparison to existing single point catheters used in current diagnostic or mapping procedures, in addition to requiring an initial capital outlay for the companion clinical workstation. Existing single point catheters, unlike the EnSite catheter, are generally reused after sterilization. In addition to establishing the safety and efficacy of the EnSite System, and assuming no increase in the level of reimbursement for cardiovascular procedures expected to utilize the Company's products, the Company will be required to economically justify the relative increased cost of utilizing the EnSite System by satisfactorily demonstrating the enhanced benefits of the EnSite System to health care providers and payors in terms of such factors as enhanced patient procedural efficiencies, reduced radiation exposure and improved patient outcomes.

    Medicare coverage is generally available for items and related services involving devices that have been classified by the FDA as "non-experimental/investigational" (Category B) devices and that are furnished in accordance with the FDA-approved IDE governing clinical trials. Based on the Company's IDE approval from the FDA for the EnSite System, the system has been classified as a Category B device. Even with items or services involving Category B devices, however, Medicare coverage may be denied if any other coverage requirements are not met, for example, if the treatment is not medically necessary for the specific patient. There can be no assurance that the Company's systems will be covered when they are used in clinical trials and, if covered, whether the payment amounts for their use will be considered to be adequate by health care providers. If the devices are not covered or the payments are considered to be inadequate, the Company may need to bear additional costs to sponsor such trials, and such costs could have a material adverse effect on the Company's business, financial condition and results of operation.

    Capital costs for medical equipment purchased by hospitals are currently reimbursed under Medicare separately from medical procedure payments. Recent federal Medicare legislation has called for these capital costs to be reimbursed on a prospective payment system. During a transition period due to end in 2000, each hospital's capital expenditures will be based in part on its own historical capital costs and in part on the prospective payment system. There can be no assurance that the movement to a prospective payment system will not cause hospitals to reduce their expenditure payments for equipment such as the EnSite clinical workstation.

    Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government managed systems. Market acceptance of the Company's products will depend on the availability and level of reimbursement in international markets targeted by the Company. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular time, for a particular amount, or at all.

    Regardless of the type of reimbursement system, the Company believes that physician advocacy of the Company's products will be required to obtain reimbursement. The Company believes that less invasive procedures generally provide less costly overall therapies as compared to conventional drug, surgery and other treatments. The Company anticipates that hospital administrators and physicians would justify the use of the Company's products by the attendant cost savings and clinical benefits that the Company believes would be derived from the use of its products. However, there can be no assurance that this will be the case. Accordingly, reimbursement for the Company's products may not be available in the United States or in international markets under either government or private reimbursement systems, and health care providers may not advocate reimbursement for procedures using the Company's products. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

    Political, economic and regulatory influences are subjecting the health care industry in the United States to increased scrutiny. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, greater reliance on prospective payment systems, the creation of large insurance purchasing groups, price controls and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. In this regard, a federal advisory panel recently recommended to Congress that the Medicare reimbursement rate to hospitals remain unchanged in 1998. The Company cannot predict what impact the adoption of any federal or state health care reform measures, future private sector reform or market forces may have on its business.

GOVERNMENT REGULATION

    UNITED STATES

    The Company's EnSite System is regulated in the United States as a medical device by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and requires premarket approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket approval for devices, and criminal prosecution. Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (E.G., labeling, premarket notification and adherence to GMPs). Class II devices are subject to general controls and to special controls (E.G., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (E.G., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A PMA application must be filed if the proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class II device for which the FDA has called for such applications.

    If human clinical trials of a device are required and if the device presents a "significant risk," the manufacturer or the distributor of the device is required to file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and, possibly, mechanical testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an independent institutional review board ("IRB") established pursuant to FDA regulations.

    The Company conducted clinical trials of its EnSite System on patients with ventricular tachycardia in the United Kingdom in late 1995, 1996 and 1997 under an authorization of the Medical Devices Agency ("the MDA") of the British government. The Company submitted its IDE application to the FDA in May 1996 based on the results of the initial four patient trial plus extensive pre-clinical testing. Based on consultation with the FDA, and to further support its IDE submission, the Company conducted nine additional ventricular patient trials and submitted this data in November 1996 in an amendment to the IDE application. In December 1996, the FDA granted the Company an IDE to conduct in the United States a limited clinical trial of the EnSite System for left ventricular tachycardia mapping in five patients at one institution. The Company conducted in early 1997 a limited five patient clinical study authorized under the IDE. Based on the results of those trials, the FDA approved testing of the EnSite System on an additional ten patients. The Company had completed 13 of the 15 clinical trials in June 1997 when the FDA authorized full-scale testing of the EnSite System in 71 patients at up to five institutions in the United States. The Company anticipates that these clinical trials will be used to support a PMA application to obtain approval to market the EnSite System in the United States for the diagnosis of ventricular tachycardia and a 510(k) premarket notification for atrial fibrillation mapping.

    The Company conducted an initial study of its technology for mapping atrial tachycardia in seven patients in the United Kingdom during the second half of 1996. The Company submitted an IDE application to the FDA in June 1997 for use of the EnSite System in the right atrium, and received an IDE approval in August 1997. The Company believes that significant testing of the EnSite System for SVTs will be required to support a PMA application.

    A PMA application must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit a substantive review the FDA will "file" the application. Under the FDC Act, the FDA has 180 days to review a PMA application, although the review of such an application more often occurs over a protracted time period, and generally takes approximately two years or more from the date of filing to complete.

    The PMA application approval process can be expensive, uncertain and lengthy. A number of devices for which premarket approval has been sought have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the filing. During the review period, an advisory committee likely will be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's GMP requirements prior to approval of an application. If granted, the approval of the PMA application may include significant limitations on the indicated uses for which a product may be marketed.

    The Company plans to file a PMA application with the FDA for approval to sell the EnSite System commercially in the United States when the clinical studies are completed. There can be no assurance that the Company will be able to obtain necessary PMA application approvals to market the EnSite System, or any other products, on a timely basis, if at all, and delays in receipt or failure to receive such approvals the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is also required to register as a medical device manufacturer with the FDA and state agencies, and to list its products with the FDA. As such, the Company will be inspected by both the FDA for compliance with the FDA's GMP and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for design, safety, advertising and labeling. The Company has not yet undergone an FDA GMP inspection.

    The Company is required to provide information to the FDA on death or serious injuries alleged to have been associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. If the FDA believes that a company is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

    The advertising of most FDA-regulated products is subject to both FDA and Federal Trade Commission jurisdiction. The Company also is subject to regulation by the Occupational Safety and Health Administration and by other governmental entities.

    Regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict what impact, if any, such changes might have on its business, financial condition or results of operations.

    INTERNATIONAL

    International sales of the Company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. There can be no assurance that such approvals will be obtained on a timely basis or at all.

    The Company received ISO 9001 certification in August 1997, and is in the process of implementing policies and procedures which are intended to allow the Company to receive ISO 9002 qualification of its processes. The ISO 9000 series of standards for quality operations have been developed to ensure that companies know the standards of quality to which they must adhere to receive certification. The European Union has promulgated rules which require that medical products receive by mid-1998 the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. ISO 9000 certification is one of the CE Mark certification requirements. Failure to receive the right to affix the CE Mark will prohibit the Company from selling its products in member countries of the European Union. There can be no assurance that the Company will be successful in meeting certification requirements.

PRODUCT LIABILITY AND INSURANCE

    The development, manufacture and sale of medical products entail significant risk of product liability claims and product failure claims. The Company has conducted only limited clinical trials and does not yet have, and will not have for a number of years, sufficient clinical data to allow the Company to measure the risk of such claims with respect to its products. The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of the Company's products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance with coverage limits of $5 million per occurrence and $5 million annually in the aggregate and there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. In addition, the Company will require increased product liability coverage if any potential products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition and results of operations.

EMPLOYEES

    The Company had a total of 62 full-time employees as of December 31, 1997. Of this number, 27 persons were engaged in research and development, 10 were involved in regulatory and quality assurance, 14 were involved with manufacturing and 11 were involved with administration, sales and marketing and support functions. No employee of the Company is covered by a collective bargaining agreement. In addition to its full-time workforce, the Company has consulting or other contractual relationships with four other individuals. The Company expects to add such new employees as are necessary to expand its manufacturing capacity for future commercial production.

FORWARD-LOOKING STATEMENTS

    The above Business section and other parts of the Form 10-K Report contain forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those contained above in this Item 1, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 and Exhibit 99.1 to the Form 10-K Report.

EXECUTIVE OFFICERS

    The executive officers and key management personnel of the Company, their ages and positions and a brief biography of each individual are as follows:

NAME                                      AGE                        POSITION
----------------------------------------  ---   --------------------------------------------------
James W. Bullock........................  41    President, Chief Executive Officer and Director
Frank J. Callaghan......................  44    Vice President, Research and Development
Richard J. Omilanowicz..................  45    Vice President, Manufacturing
Graydon E. Beatty.......................  41    Chief Technical Officer and Director
Andrew Balo.............................  50    Vice President of Regulatory, Clinical Affairs and
                                                  Quality Assurance
Leota L. Pearson........................  39    Controller
Patrick J. Wethington...................  29    Director of Marketing
James E. Daverman(1)(2).................  48    Director
Robert G. Hauser, M.D...................  58    Director
Ronald H. Kase(1).......................  39    Director
Steven R. LaPorte.......................  47    Director
Peter H. McNerney(1)(2).................  47    Director

------------------------

(1) Member of the Compensation Committee of the Board of Directors.

(2) Member of the Audit Committee of the Board of Directors.

    JAMES W. BULLOCK has been President, Chief Executive Officer and a Director of the Company since May 1994. In addition, Mr. Bullock served as the Chief Financial Officer of the Company from May 1994 until May 1996. From April 1992 until joining the Company, Mr. Bullock served as President and Chief Operating Officer of Stuart Medical, Inc., a cardiac monitoring start-up company. From April 1990 to April 1992, Mr. Bullock served as Vice President of Sales and Marketing of the Stackhouse Division of Bird Medical Technologies, a medical device company. From 1978 to 1990, Mr. Bullock served in a variety of marketing and sales management positions, most recently as Vice President of Sales, for the Pharmaseal Division of Baxter International Inc., a medical products company. Mr. Bullock is a director of XRT Corp., a manufacturer of x-ray catheters.

    FRANK J. CALLAGHAN has been Vice President of Research and Development of the Company since November 1995. From 1987 until joining the Company, Mr. Callaghan served as a Director of Research and Development at Telectronics Pacing Systems, Inc., a manufacturer of cardiac rhythm management devices. From 1983 to 1987 Mr. Callaghan served in several capacities, including Manager, Systems Technology, at Cordis Corporation, a manufacturer of angiographic and implantable devices.

    RICHARD J. OMILANOWICZ has been Vice President of Manufacturing of the Company since November 1994. From May 1993 until joining the Company, Mr. Omilanowicz served as General Manager of McKechnie Plastic Components, a custom injection molding company. From 1980 to May 1993, Mr. Omilanowicz served in several capacities at the Pharmaseal Division of Baxter International Inc., most recently as Director of Research, Development and Engineering.

    GRAYDON E. BEATTY is a founder of the Company and has been Chief Technical Officer of the Company since May 1995 and a Director since August 1992. Since the Company's inception in May 1992, Mr. Beatty has served in several technical and management positions. In addition, from May 1992 until December 1993, Mr. Beatty served as a consultant with GMN Consulting, an engineering consulting firm, and as a consulting engineer of AngeMed, a division of Angeion Corp., a cardiovascular device Company, from February 1992 to September 1992. Mr. Beatty was Senior Development Engineer of Bio-Medical Design Group, Inc., an electrophysiology system developer, from December 1991 to May 1992. From 1989 to

December 1991, Mr. Beatty served as Principal Research Engineer at Cardiac Pacemakers, Inc., a cardiovascular device company.

    ANDREW K. BALO has been Vice President of Regulatory, Clinical and Quality of the Company since October 1997. From September 1995 until joining the Company, Mr. Balo served as Vice President, Regulatory/Clinical/Technical Services at Pacesetter, Cardiac Rhythm Management Division of St. Jude Medical, Inc. From July 1992 to September 1995, Mr. Balo served as Vice President Regulatory/Clinical/ Quality of St. Jude Medical, a manufacturer of mechanical and tissue heart valves. From 1978 to 1992, Mr. Balo served in a variety of regulatory, clinical and quality management positions, most recently as Vice President of Regulatory and Quality for the Operating Room Division of Baxter International, a medical products company.

    LEOTA L. PEARSON has been Controller of the Company since July 1994. From November 1993 until joining the Company, Ms. Pearson served as Controller of General Litho Services, Inc., a printing company. Ms. Pearson completed her MBA in June 1993. From 1983 to May 1990, Ms. Pearson served as Controller of Orthomet, Inc., a manufacturer and distributor of orthopedic devices. Ms. Pearson is a Certified Public Accountant.

    PATRICK J. WETHINGTON has been Director of Marketing of the Company since November 1996. From March 1994 to October 1996, Mr. Wethington was the marketing manager for tachycardia products for Guidant/CPI's implantable cardioverter defibrillator pulse generator and endocardial lead business. From June 1992 to March 1994, Mr. Wethington served as a field clinical representative for Guidant/CPI's cardiac rhythm management products. From September 1990 to June 1992, Mr. Wethington served as a sales and marketing consultant for several businesses, including 3M, Dayton Hudson Corp. and Synert Service Corporation.

ITEM 2.  PROPERTIES

    The Company leases approximately 17,500 square feet in St. Paul, Minnesota. The facility is leased through March 1999. The Company believes that this facility will be adequate to meet its needs through the full commercial introduction of its planned products.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not currently a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock began trading on the Nasdaq National Market under the symbol "ECSI" on March 19, 1997. Prior to such date, there was no established public trading market for the Company's Common Stock.

    The following table sets forth, for the period indicated, the high and low sales prices of the Company's Common Stock, as quoted on the Nasdaq National Market.

                                                                                HIGH        LOW
                                                                              ---------  ---------
1997
First quarter (commencing March 19, 1997)...................................  $    9.25  $    9.00
Second Quarter..............................................................  $   10.00  $    6.88
Third Quarter...............................................................  $   15.00  $    9.63
Fourth Quarter..............................................................  $   14.00  $    9.50

    On March 27, 1998, the closing sales price per share of the Company's Common Stock as quoted on the Nasdaq National Market was $14.00 per share. On March 27, 1998, there were approximately 117 holders of record of the Company's Common Stock.

    The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

    The net proceeds to the Company from its initial public offering of Common Stock in March 1996 were approximately $18,400,000. Such proceeds have been, and will continue to be, used to fund the continued development and testing of, and including continued development and testing of, and including clinical trials for, the EnSite System; capital expenditures; research and development, manufacturing and marketing activities; and working capital and other general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below.

                                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                         1997          1996          1995          1994          1993
                                                     ------------  ------------  ------------  ------------  ------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Operating Expenses:
  Research & Development...........................  $      5,854  $      4,425  $      3,639  $      3,352  $        686
  General & Administrative.........................         2,997         1,911         1,088           857           285
  Sales & Marketing................................           831           374           123           282            39
                                                     ------------  ------------  ------------  ------------  ------------
Operating Loss.....................................        (9,682)       (6,710)       (4,850)       (4,491)       (1,010)
Net Interest income................................         1,127           229           116            83             5
                                                     ------------  ------------  ------------  ------------  ------------
  Net loss.........................................  $     (8,555) $     (6,481) $     (4,734) $     (4,408) $     (1,005)
                                                     ------------  ------------  ------------  ------------  ------------
                                                     ------------  ------------  ------------  ------------  ------------
Net loss per share--basic and diluted..............  $      (1.21) $      (6.30) $      (4.63) $      (4.36) $      (1.00)
                                                     ------------  ------------  ------------  ------------  ------------
                                                     ------------  ------------  ------------  ------------  ------------
Weighted average shares outstanding................     7,065,378     1,029,239     1,022,757     1,011,168     1,009,167
                                                     ------------  ------------  ------------  ------------  ------------
                                                     ------------  ------------  ------------  ------------  ------------

                                                                            YEAR ENDED DECEMBER 31
                                                     --------------------------------------------------------------------
                                                         1997          1996          1995          1994          1993
                                                     ------------  ------------  ------------  ------------  ------------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..........................  $     22,230  $      6,157  $      1,864  $        305  $      4,719
Working capital (deficit)..........................        21,495         5,549         1,417          (195)        4,675
Total assets.......................................        25,036         7,200         2,595         1,013         4,934
Long-term debt and capital lease obligations, less
  current portion..................................           439           302           160            12       --
Deficit accumulated during the development stage...       (25,178)      (16,623)      (10,143)       (5,409)       (1,001)
Total stockholders' equity (deficiency)............        22,776         6,214         1,916           476         4,884

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, and the other financial information included elsewhere in the Form 10-K Report. This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements. The Company undertakes no obligation to update the information contained in this
Item 7.

SUMMARY

    The Company is a development stage company incorporated on May 21, 1992, in Minnesota and reincorporated in Delaware on January 30, 1995. Since its inception the Company has engaged in designing, developing, manufacturing and obtaining regulatory clearance for its product. The Company is developing a diagnostic catheter and clinical workstation to enhance physicians' ability to effectively diagnose and map potentially life-threatening arrhythmias. The technology is designed to provide a three dimensional graphical display of the heart's electrical activity gathered simultaneously from more than 3,000 points.

    The Company has generated no revenue from the sale of product and has experienced significant operating losses. The Company has never been profitable and expects cumulative losses to continue through 1999 as it continues to fund clinical trials in support of regulatory approval, expand manufacturing capabilities and fund sales and marketing activities associated with the introduction and sale of product.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

    GENERAL. From inception through December 31, 1997, the Company has incurred losses totaling $25,254,564. Net losses increased to $8,554,994 for the year ended December 31, 1997, from $6,480,601 for the year ended December 31, 1996. The Company is entering a period of growth in product development activity, including increases in costs relating to personnel, accelerated clinical trial activity, and marketing expenses related to market introduction.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include costs associated with clinical trials including regulatory expenses, prototype development and compensation and benefits within the clinical, software, hardware, catheter and applied research departments. Research and development expenses increased to $5,853,565 or 32.3% in the year ended December 31, 1997, from $4,424,905 during the same period in 1996. The increase of $1,428,660 is attributable to increases in clinical trial expenses, personnel costs related to hiring additional engineering staff and amortization of deferred compensation. The Company believes that research and development expenditures will increase in the future as the Company expands clinical research activity and increases personnel to support product development.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include personnel costs and professional and legal fees associated with being a publicly held company. Expenses were $2,997,498 and $1,911,242 for the years ended December 31, 1997 and 1996, respectively. The increase of $1,086,254 or 56.8% was due to increases in personnel and related expenses in quality assurance, as well as amortization of deferred compensation, rent and associated expenses related to expansion of the Company's facility.

    SALES AND MARKETING. Sales and marketing expenses include the cost of trade shows and marketing personnel costs. Expenses increased to $830,590 during the year ended December 31, 1997, from $373,348 during the same period in 1996. This increase is due to the establishment of a marketing department and related increases in salaries and related expenses. The Company expects continued increases in sales and marketing expenses as market research activities and scientific shows occur.

    INTEREST INCOME. Interest income was $1,212,122 and $293,585 for the years ended December 31, 1997 and 1996, respectively. The increase was due primarily to the higher cash and cash equivalent balances from the Company's equity offerings.

LIQUIDITY AND CAPITAL RESOURCES.

    The Company's operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $47,000,000 through December 31, 1997. As of December 31, 1997 and December 31, 1996, the Company had cash, cash equivalents and short-term investments of $22,229,829 and $6,157,491, respectively.

    On March 24, 1997, the Company received net proceeds of approximately $18,400,000 from an initial public offering of 2,250,000 shares of its common stock and approximately $6,200,000 from a concurrent private placement to Medtronic, Inc. of 750,000 shares of its common stock. The Company's common stock is quoted on the Nasdaq Stock Market under the symbol "ECSI".

    For the year ended December 31, 1997, the Company used $7,702,915 for operations and $1,207,018 for capital expenditures. Of the capital expenditures $622,519 was financed through capital leases.

    The Company believes the proceeds from the initial public offering, along with its existing cash and borrowings available under an equipment capital lease agreement, will be sufficient to fund the operations of the Company through the next eighteen months. The Company's future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company's products, the results of clinical trials and competition, the extent to which the Company's EnSite 3000-TM- System gains market acceptance and the costs and timing of expansion of sales, marketing and manufacturing activities.

YEAR 2000

    The Company is currently evaluating the potential impact of systems that could be affected by the "Year 2000" issue which involves the inability of certain software and systems to properly recognize and process date information relating to the Year 2000. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's product development processes currently contain steps to include Year 2000 compliance verification for all current and future products. The Company believes that the EnSite 3000-TM-System is Year 2000 compliant. However, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

    GENERAL. Net losses increased to $6.5 million during 1996 from $4.7 million during 1995.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $4.4 million during 1996 from $3.6 million during 1995. The increase was due primarily to the addition of employees in software development and applied research and associated costs, as well as the cost of prototypes of the workstation. Research and development expenses include engineering, salaries, catheter manufacturing and consulting expenses, clinical trials, software maintenance and depreciation.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1.9 million during 1996 from $1.1 million during 1995. The increase was due to the establishment of a quality assurance department in mid-1995 and increases in rent and associated expenses related to expansion of the Company's physical facility.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses were $374,000 during 1996, up from $123,000 during 1995. The increase was due primarily to the addition of employees and increases in associated expenses.

    DEFERRED COMPENSATION. Deferred compensation amortization of $773,271 was recorded as an expense during 1996. This expense was allocated among research and development, general and administrative and sales and marketing, based upon the amount of deferred compensation associated with employees in those respective departments.

    OTHER INCOME. Other income increased during 1996 to $229,000, from $116,000 during 1995. The increase generally reflects increased interest earned on increased average levels of cash and securities held by the Company resulting from the proceeds of the sale of the Company's Preferred Stock. (See Note 6 of Notes to Financial Statements.)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

       ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

Board of Directors and Stockholders
Endocardial Solutions, Inc.

    We have audited the accompanying balance sheets of Endocardial Solutions, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, and for the period from May 21, 1992 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endocardial Solutions, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, and for the period from May 21, 1992 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 6, 1998

                          ENDOCARDIAL SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                           DECEMBER 31,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
                                    ASSETS

Current assets:
  Cash and cash equivalents.......................  $  1,512,656  $  6,157,491
  Short-term investments..........................    20,717,173       --
  Inventories.....................................       848,063       --
  Prepaid expenses and other current assets.......       238,184        75,053
                                                    ------------  ------------
      Total current assets........................    23,316,076     6,232,544
Furniture and equipment...........................     2,690,609     1,496,404
Less accumulated depreciation.....................    (1,093,978)     (656,695)
                                                    ------------  ------------
                                                       1,596,631       839,709
Deposits..........................................        81,709        81,709
Patents, less accumulated amortization
  (1997--$54,593; 1996--$37,339)..................        41,278        46,164
                                                    ------------  ------------
      Total assets................................  $ 25,035,694  $  7,200,126
                                                    ------------  ------------
                                                    ------------  ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................  $    910,782  $    265,856
  Accrued salaries and expenses...................       515,620       164,766
  Current portion of capital lease obligations....       356,057       130,864
  Current portion of long-term debt...............        38,378       122,091
                                                    ------------  ------------
      Total current liabilities...................     1,820,837       683,577
Capital lease obligations.........................       438,524       263,913
Long-term debt....................................       --             38,378
Stockholders' equity:
  Undesignated Preferred Stock, par value $.01 per
    share:
    Authorized shares--10,000,000
    Issued and outstanding shares--none...........       --            --
  Convertible Preferred Stock, Series A through C,
    $.01 per share:
    Authorized shares--December 31, 1997--none;
      December 31, 1996--9,527,796
    Issued and outstanding shares--December 31,
      1997--none; December 31, 1996--9,411,206....       --             94,112
  Common Stock, $.01 par value:
    Authorized shares--40,000,000
    Issued and outstanding shares--December 31,
      1997--8,934,409; December 31,
      1996--1,053,428.............................        89,344        10,534
  Additional paid-in capital......................    48,174,629    23,444,359
  Deficit accumulated during the development
    stage.........................................   (25,178,332)  (16,623,338)
  Deferred compensation...........................      (309,308)     (711,409)
                                                    ------------  ------------
      Total stockholders' equity..................    22,776,333     6,214,258
                                                    ------------  ------------
      Total liabilities and stockholders'
        equity....................................  $ 25,035,694  $  7,200,126
                                                    ------------  ------------
                                                    ------------  ------------

                            See accompanying notes.

                          ENDOCARDIAL SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                      PERIOD FROM
                                                                                                      MAY 21, 1992
                                                                    YEAR ENDED DECEMBER 31,           (INCEPTION)
                                                            ----------------------------------------  TO DECEMBER
                                                                1997          1996          1995        31, 1997
                                                            ------------  ------------  ------------  ------------
Operating expenses:
  Research and development................................  $  5,853,565  $  4,424,905  $  3,638,868  $ 17,971,888
  General and administrative..............................     2,997,498     1,911,242     1,087,905     7,195,055
  Sales and marketing.....................................       830,590       373,348       122,848     1,647,567
                                                            ------------  ------------  ------------  ------------
Operating loss............................................    (9,681,653)   (6,709,495)   (4,849,621)  (26,814,510)

Other income (expense):
  Interest income.........................................     1,212,122       293,585       198,878     1,802,438
  Interest expense........................................       (85,463)      (64,691)      (82,993)     (242,492)
                                                            ------------  ------------  ------------  ------------
                                                               1,126,659       228,894       115,885     1,559,946
                                                            ------------  ------------  ------------  ------------
Net loss for the period and deficit accumulated during
  development stage.......................................  $ (8,554,994) $ (6,480,601) $ (4,733,736) $(25,254,564)
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------
Net loss per share--basic and diluted.....................  $      (1.21) $      (6.30) $      (4.63) $     (12.04)
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------
Weighted average shares outstanding.......................     7,065,378     1,029,239     1,022,757     2,097,661
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------

                            See accompanying notes.

                          ENDOCARDIAL SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                      SERIES C
                                                                     SERIES A                    SERIES B            PREFERRED
                                                                 PREFERRED STOCK             PREFERRED STOCK           STOCK
                                                            --------------------------  --------------------------  ------------
                                                               SHARES        AMOUNT        SHARES        AMOUNT        SHARES
                                                            ------------  ------------  ------------  ------------  ------------
Balance at May 21, 1992 (inception).......................       --       $   --             --       $    --            --
  Original issuance of Common Stock at $.01 per share.....       --           --             --            --            --
  Sale of Common Stock at $.12 per share at various dates
    throughout the period.................................       --           --             --            --            --
  Net loss................................................       --           --             --            --            --
                                                            ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1992..............................       --           --             --            --            --
  Sale of Common Stock at $.60 per share in January
    1993..................................................       --           --             --            --            --
  Recapitalization resulting from election of C
    Corporation status....................................       --           --             --            --            --
  Sale of Series A Preferred Stock at $1.00 per share in
    March 1993, net of offering costs.....................       775,000        7,750        --            --            --
  Sale of Series B Preferred Stock at $1.70 per share in
    December 1993, net of offering costs..................       --           --           2,882,354        28,823       --
  Conversion of notes payable to Series B Preferred Stock
    at $1.70 per share in December 1993...................       --           --             147,058         1,471       --
  Exercise of stock options...............................       --           --             --            --            --
  Net loss................................................       --           --             --            --            --
                                                            ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1993..............................       775,000        7,750      3,029,412        30,294       --
  Exercise of stock options...............................       --           --             --            --            --
  Net loss................................................       --           --             --            --            --
                                                            ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1994..............................       775,000        7,750      3,029,412        30,294       --
  Sale of Series B Preferred Stock at $1.70 per share in
    January and March 1995, net of offering costs.........       --           --           3,653,094        36,531       --
  Value of warrants granted in connection with lease
    agreement.............................................       --           --             --            --            --
  Exercise of stock options...............................       --           --             --            --            --
  Net loss................................................       --           --             --            --            --
                                                            ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1995 (carried forward)............       775,000        7,750      6,682,506        66,825       --

                                                                                                                      DEFICIT
                                                                                                                    ACCUMULATED
                                                                                 COMMON STOCK          ADDITIONAL    DURING THE
                                                                          --------------------------    PAID-IN     DEVELOPMENT
                                                               AMOUNT        SHARES        AMOUNT       CAPITAL        STAGE
                                                            ------------  ------------  ------------  ------------  ------------
Balance at May 21, 1992 (inception).......................  $    --            --       $    --       $    --       $    --
  Original issuance of Common Stock at $.01 per share.....       --            750,000         7,500       --            --
  Sale of Common Stock at $.12 per share at various dates
    throughout the period.................................       --            250,000         2,500        27,500       --
  Net loss................................................       --            --            --            --            (72,321)
                                                            ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1992..............................       --          1,000,000        10,000        27,500       (72,321)
  Sale of Common Stock at $.60 per share in January
    1993..................................................       --             10,000           100         5,900       --
  Recapitalization resulting from election of C
    Corporation status....................................       --            --            --            (76,228)       76,228
  Sale of Series A Preferred Stock at $1.00 per share in
    March 1993, net of offering costs.....................       --            --            --            767,250       --
  Sale of Series B Preferred Stock at $1.70 per share in
    December 1993, net of offering costs..................       --            --            --          4,863,208       --
  Conversion of notes payable to Series B Preferred Stock
    at $1.70 per share in December 1993...................       --            --            --            248,529       --
  Exercise of stock options...............................       --                937             9           198       --
  Net loss................................................       --            --            --            --         (1,004,677)
                                                            ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1993..............................       --          1,010,937        10,109     5,836,357    (1,000,770)
  Exercise of stock options...............................       --              3,750            38           787       --
  Net loss................................................       --            --            --            --         (4,408,231)
                                                            ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1994..............................       --          1,014,687        10,147     5,837,144    (5,409,001)
  Sale of Series B Preferred Stock at $1.70 per share in
    January and March 1995, net of offering costs.........       --            --            --          6,116,721       --
  Value of warrants granted in connection with lease
    agreement.............................................       --            --            --             15,846       --
  Exercise of stock options...............................       --             13,876           139         4,129       --
  Net loss................................................       --            --            --            --         (4,733,736)
                                                            ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1995 (carried forward)............       --          1,028,563        10,286    11,973,840   (10,142,737)


                                                              DEFERRED
                                                              COMPEN-
                                                               SATION        TOTAL
                                                            ------------  ------------
Balance at May 21, 1992 (inception).......................  $    --       $    --
  Original issuance of Common Stock at $.01 per share.....       --              7,500
  Sale of Common Stock at $.12 per share at various dates
    throughout the period.................................       --             30,000
  Net loss................................................       --            (72,321)
                                                            ------------  ------------
Balance at December 31, 1992..............................       --            (34,821)
  Sale of Common Stock at $.60 per share in January
    1993..................................................       --              6,000
  Recapitalization resulting from election of C
    Corporation status....................................       --            --
  Sale of Series A Preferred Stock at $1.00 per share in
    March 1993, net of offering costs.....................       --            775,000
  Sale of Series B Preferred Stock at $1.70 per share in
    December 1993, net of offering costs..................       --          4,892,031
  Conversion of notes payable to Series B Preferred Stock
    at $1.70 per share in December 1993...................       --            250,000
  Exercise of stock options...............................       --                207
  Net loss................................................       --         (1,004,677)
                                                            ------------  ------------
Balance at December 31, 1993..............................       --          4,883,740
  Exercise of stock options...............................       --                825
  Net loss................................................       --         (4,408,231)
                                                            ------------  ------------
Balance at December 31, 1994..............................       --            476,334
  Sale of Series B Preferred Stock at $1.70 per share in
    January and March 1995, net of offering costs.........       --          6,153,252
  Value of warrants granted in connection with lease
    agreement.............................................       --             15,846
  Exercise of stock options...............................       --              4,268
  Net loss................................................       --         (4,733,736)
                                                            ------------  ------------
Balance at December 31, 1995 (carried forward)............       --          1,915,964

                          ENDOCARDIAL SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                                                      SERIES C
                                                                     SERIES A                    SERIES B            PREFERRED
                                                                 PREFERRED STOCK             PREFERRED STOCK           STOCK
                                                            --------------------------  --------------------------  ------------
                                                               SHARES        AMOUNT        SHARES        AMOUNT        SHARES
                                                            ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1995 (brought forward)............       775,000  $     7,750      6,682,506  $     66,825       --
  Sale of Series C Preferred Stock at $5.12 per share in
    April 1996, net of offering costs.....................       --           --             --            --          1,953,700
  Value of warrants granted in connection with lease
    agreements............................................       --           --             --            --            --
  Exercise of stock options...............................       --           --             --            --            --
  Deferred compensation related to stock options..........       --           --             --            --            --
  Amortization of deferred compensation...................       --           --             --            --            --
  Net loss................................................       --           --             --            --            --
                                                            ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1996..............................       775,000        7,750      6,682,506        66,825     1,953,700
  Sale of Common Stock at $9.00 per share in March 1997,
    net of offering costs.................................       --           --             --            --            --
  Conversion of Preferred Stock to Common Stock...........      (775,000)      (7,750 )   (6,682,506)      (66,825)   (1,953,700)
  Exercise of stock options...............................       --           --             --            --            --
  Redemption of Common Stock..............................       --           --             --            --            --
  Amortization of deferred compensation...................       --           --             --            --            --
  Net loss................................................       --           --             --            --            --
                                                            ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1997..............................       --       $   --             --       $    --            --
                                                            ------------  ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------  ------------

                                                                                                                      DEFICIT
                                                                                                                    ACCUMULATED
                                                                                 COMMON STOCK          ADDITIONAL    DURING THE
                                                                          --------------------------    PAID-IN     DEVELOPMENT
                                                               AMOUNT        SHARES        AMOUNT       CAPITAL        STAGE
                                                            ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1995 (brought forward)............  $   --           1,028,563  $    10,286   $ 11,973,840  $(10,142,737)
  Sale of Series C Preferred Stock at $5.12 per share in
    April 1996, net of offering costs.....................       19,537        --           --           9,972,008      --
  Value of warrants granted in connection with lease
    agreements............................................      --             --           --               7,680      --
  Exercise of stock options...............................      --              24,865          248          6,151      --
  Deferred compensation related to stock options..........      --             --           --           1,484,680      --
  Amortization of deferred compensation...................      --             --           --             --           --
  Net loss................................................      --             --           --             --        (6,480,601)
                                                            ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1996..............................       19,537      1,053,428       10,534     23,444,359  (16,623,338)
  Sale of Common Stock at $9.00 per share in March 1997,
    net of offering costs.................................      --           3,000,000       30,000     24,582,727      --
  Conversion of Preferred Stock to Common Stock...........      (19,537 )    4,705,602       47,056         47,056      --
  Exercise of stock options...............................      --             175,411        1,754        100,631      --
  Redemption of Common Stock..............................      --                 (32)     --                (144)     --
  Amortization of deferred compensation...................      --             --           --             --           --
  Net loss................................................      --             --           --             --        (8,554,994)
                                                            ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1997..............................  $   --           8,934,409  $    89,344   $ 48,174,629  $(25,178,332)
                                                            ------------  ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------  ------------


                                                              DEFERRED
                                                              COMPEN-
                                                               SATION        TOTAL
                                                            ------------  ------------
Balance at December 31, 1995 (brought forward)............  $    --       $  1,915,964
  Sale of Series C Preferred Stock at $5.12 per share in
    April 1996, net of offering costs.....................       --          9,991,545
  Value of warrants granted in connection with lease
    agreements............................................       --              7,680
  Exercise of stock options...............................       --              6,399
  Deferred compensation related to stock options..........    (1,484,680)      --
  Amortization of deferred compensation...................       773,271       773,271
  Net loss................................................       --         (6,480,601)
                                                            ------------  ------------
Balance at December 31, 1996..............................      (711,409)    6,214,258
  Sale of Common Stock at $9.00 per share in March 1997,
    net of offering costs.................................       --         24,612,727
  Conversion of Preferred Stock to Common Stock...........       --            --
  Exercise of stock options...............................       --            102,385
  Redemption of Common Stock..............................       --               (144)
  Amortization of deferred compensation...................       402,101       402,101
  Net loss................................................       --         (8,554,994)
                                                            ------------  ------------
Balance at December 31, 1997..............................  $   (309,308) $ 22,776,333
                                                            ------------  ------------
                                                            ------------  ------------

                            See accompanying notes.

                          ENDOCARDIAL SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                        PERIOD FROM
                                                                                                       MAY 21, 1992
                                                                     YEAR ENDED DECEMBER 31,            (INCEPTION)
                                                            -----------------------------------------   TO DECEMBER
                                                                1997           1996          1995        31, 1997
                                                            -------------  ------------  ------------  -------------
OPERATING ACTIVITIES
Net loss..................................................  $  (8,554,994) $ (6,480,601) $ (4,733,736) $ (25,254,564)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...........................        463,666       291,712       242,684      1,159,027
  Amortization of deferred compensation...................        402,101       773,271       --           1,175,372
  Value of warrants granted in connection with lease
    agreements............................................       --               7,680        15,846         23,526
  Loss on disposal of equipment...........................          1,726           784       --              11,199
  Changes in operating assets and liabilities:
    Inventories...........................................       (848,063)      --            --            (848,063)
    Prepaid expenses and other assets.....................       (163,131)      (37,517)      (90,927)      (319,893)
    Accounts payable......................................        644,926        32,095      (232,539)       910,782
    Accrued salaries and expenses.........................        350,854        87,181        36,438        515,620
                                                            -------------  ------------  ------------  -------------
      Net cash used in operating activities...............     (7,702,915)   (5,325,395)   (4,762,234)   (22,626,994)
INVESTING ACTIVITIES
Purchase of short-term investments........................    (35,422,173)      --            --         (35,422,173)
Maturities of short-term investments......................     14,705,000       --            --          14,705,000
Purchase of furniture and equipment.......................       (584,499)     (144,691)     (146,286)    (1,591,955)
Patent expenditures.......................................        (12,368)      (12,634)      (28,553)       (95,872)
Proceeds from sale of equipment...........................          1,958       --            --               5,570
                                                            -------------  ------------  ------------  -------------
      Net cash used in investing activities...............    (21,312,082)     (157,325)     (174,839)   (22,447,085)
FINANCING ACTIVITIES
Proceeds from notes payable...............................       --             --            504,629        706,974
Principal payments on notes payable and capital lease
  obligations.............................................       (344,806)     (221,522)     (166,241)      (749,890)
Proceeds from issuance of common stock....................     24,714,968         6,403         4,268     24,761,713
Proceeds from issuance of preferred stock.................       --           9,991,542     6,153,252     21,820,283
                                                            -------------  ------------  ------------  -------------
      Net cash provided by financing activities...........     24,370,162     9,776,423     6,495,908     46,586,735
                                                            -------------  ------------  ------------  -------------
(Decrease) increase in cash and cash equivalents..........     (4,644,835)    4,293,703     1,558,835      1,512,656
Cash and cash equivalents at beginning of period..........      6,157,491     1,863,788       304,953       --
                                                            -------------  ------------  ------------  -------------
      Cash and cash equivalents at end of period..........  $   1,512,656  $  6,157,491  $  1,863,788  $   1,512,656
                                                            -------------  ------------  ------------  -------------
                                                            -------------  ------------  ------------  -------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Purchase of equipment through capital lease obligations...  $     622,519  $    409,125  $    --       $   1,079,298
                                                            -------------  ------------  ------------  -------------
                                                            -------------  ------------  ------------  -------------
Conversion of note payable for Series B Preferred Stock...  $    --        $    --       $    --       $    --
                                                            -------------  ------------  ------------  -------------
                                                            -------------  ------------  ------------  -------------

                            See accompanying notes.

                          ENDOCARDIAL SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. DESCRIPTION OF BUSINESS

    Endocardial Solutions, Inc. (the "Company") designs, develops and manufactures a minimally invasive and integrated system that locates and facilitates treatment of cardiac tachyarrhythmias. Tachyarrhythmias are abnormal heart rhythms caused by disorders interfering with the normal electrical activity of the heart, which, if undetected and untreated, can cause palpitations, dizziness and fainting, or sudden cardiac death. The Company is developing products to diagnose ventricular tachycardia, a widespread, complex and serious form of tachyarrhythmia and intends to utilize its technology to produce products to diagnose atrial arrhythmias, including atrial fibrillation. The Company believes that is proprietary technology will enable physicians to rapidly and accurately map the heart's electrical activity and locate the abnormal heart rhythms through three-dimensional imaging.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1997 and 1996, the Company's cash equivalents consisted of investments in government securities carried at amortized cost which approximated market value, with no resulting unrealized gains and losses recognized.

    FURNITURE AND EQUIPMENT

    Furniture and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years.

    PATENTS

    Patent costs are being amortized on a straight-line basis over five years. The Company periodically reviews its patents for impairment in value. Any adjustment from the analysis is charged to operations.

    SHORT-TERM INVESTMENTS

    Short-term investments consist of U.S. Government obligations and corporate debt securities with maturities of less than one year. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has classified the debt securities as available for sale. Available for sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. At December 31, 1997, the fair value of the Company's investments approximates cost.

    INCOME TAXES

    Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

                          ENDOCARDIAL SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    INVENTORIES

    Inventories are valued at the lower of cost (first-in, first-out method) or market.

    STOCK-BASED COMPENSATION

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards no. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

    NET LOSS PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

3. INVENTORIES

    Inventories consist of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                                1997          1996
                                                            ------------  ------------
Raw materials.............................................  $    444,289  $    --
Work-in-progress..........................................       136,343       --
Finished goods............................................       267,431       --
                                                            ------------        ------
                                                            $    848,063  $    --
                                                            ------------        ------
                                                            ------------        ------

                          ENDOCARDIAL SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    During January 1995, the Company executed a two-year and a three-year loan agreement for approximately $245,000 and $259,000, respectively. The two-year and three-year loan agreements accrue interest at 11.5% and 10.5% per annum, respectively, and are payable in monthly installments of $11,377 and $8,358 including interest, respectively. The total amount payable under the loan agreements as of December 31, 1997 and 1996 was approximately $38,378 and $160,469, respectively.

    The Company has entered into an equipment lease agreement with a venture leasing company which provides lease financing of up to $1.1 million under a lease line of credit for the acquisition of furniture, fixtures and research and development equipment. As of December 31, 1997, the Company had used the entire line of credit, the sum of which is included under capital lease obligations on the Company's balance sheets. The Company had outstanding capital lease obligations of $794,589 and $394,777 at December 31, 1997 and 1996, respectively.

    The Company leases certain research and development equipment under leases which are accounted for as capital leases for financial statement purposes. The cost of furniture and equipment in the accompanying balance sheets includes the following amounts under capital leases:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                                1997          1996
                                                            ------------  ------------
Research and development equipment........................  $ 1,082,158   $    456,780
Less accumulated amortization.............................      269,584         69,096
                                                            ------------  ------------
  Net assets under capital leases.........................  $   812,574   $    387,684
                                                            ------------  ------------
                                                            ------------  ------------

    Future minimum lease payments under capital leases and principal maturities of long-term debt consisted of approximately the following as of December 31, 1997:

                                                              CAPITAL      LONG-TERM
                                                               LEASES         DEBT         TOTAL
                                                            ------------  ------------  ------------
Year ending December 31:
  1998....................................................  $    410,101  $    38,378   $    448,479
  1999....................................................       379,014      --             379,014
  2000....................................................        80,275      --              80,275
                                                            ------------  ------------  ------------
    Total minimum payments................................       869,390       38,378        907,768
Less amount representing interest.........................        74,809      --              74,809
                                                            ------------  ------------  ------------
    Present value of net minimum payments.................       794,581       38,378        832,959
Less current portion......................................       356,057       38,378        394,435
                                                            ------------  ------------  ------------
    Long-term obligations, net of current portion.........  $    438,524  $   --        $    438,524
                                                            ------------  ------------  ------------
                                                            ------------  ------------  ------------

    Interest paid for the years ended December 31, 1997, 1996 and 1995 was $85,463, $64,691 and $82,993, respectively.

                          ENDOCARDIAL SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

5. OPERATING LEASES

    The Company leases its office facility and certain equipment under operating lease agreements which expire on various dates through 1999. Under the office facility agreement, the Company is required to pay a base rent plus certain operating expenses. Rent expense was $258,895, $178,419 and $275,311 for the years ended December 31, 1997, 1996 and 1995, respectively.

    Future minimum lease commitments required under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 1997 are as follows:

Year ending December 31:
  1998....................................................  $    356,578
  1999....................................................        53,949
                                                            ------------
                                                            $    410,527
                                                            ------------
                                                            ------------

6. PREFERRED STOCK

    On March 26, 1993, the Company issued 775,000 shares of Series A Preferred Stock to investors at $1.00 per share. On December 22, 1993, the Company issued 2,882,354 shares of Series B Preferred Stock to investors at $1.70 per share. On January 31, 1995 and on March 7, 1995, the Company issued 3,588,388 and 64,706 shares of Series B Preferred Stock, respectively, to investors at $1.70 per share. The Series A and Series B Preferred Stock had certain voting and registration rights, were convertible into common stock on a one-for-one basis and had preference over common stock upon liquidation.

    On October 29, 1993 and on November 29, 1993, the Company borrowed $125,000 on each date from certain Series A Preferred stockholders. The notes earned interest at 7% and were either payable January 15, 1994 or convertible into Series B Preferred Stock at a price equal to the price paid per share by investors purchasing Series B Preferred Stock. The notes were converted into 147,058 shares of Preferred Stock on December 23, 1993.

    On April 24, 1996, the Company issued 1,953,700 shares of Series C Preferred Stock to investors at $5.12 per share from which the Company received net proceeds of $9,992,000. The Series C Preferred Stock had certain voting and registration rights, was convertible into common stock on a one-for-one basis and had preference over common stock upon liquidation.

    In conjunction with the initial public offering, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 4,705,602 shares of common stock.

7. REVERSE STOCK SPLIT

    On February 3, 1997, the Board of Directors approved a reverse stock split of 1-for-2 for the Company's common stock and preferred stock. Accordingly, all share, per share, weighted average share, and stock option information has been restated to reflect the split. The reverse stock split has no effect upon the number of shares of preferred stock issued and outstanding (as opposed to the conversion prices of the preferred stock and the number of shares of common stock into which the preferred stock is converted). Accordingly, the preferred stock and preferred stock price amounts have not been adjusted for the reverse stock split. In addition, the Board of Directors approved an increase in the authorized shares of

                          ENDOCARDIAL SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

7. REVERSE STOCK SPLIT (CONTINUED)
capital stock to 50,000,000, including 40,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

8. STOCK OPTIONS AND WARRANTS

    The Company has adopted the 1993 Long-Term Stock Option Plan ("the Plan") under which directors, officers, employees and consultants of the Company may receive options to purchase Common Stock. The options granted under the Plan can either be incentive stock options or non-statutory stock options. Options granted under the Plan may not be at a price less then the fair market value of the Common Stock on the date of grant.

    In 1997, the Company adopted the Directors' Stock Option Plan ("the Directors' Plan"). The Directors' Plan provides for the automatic grant of non-statutory stock options of Common Stock to non-employee directors. The option price for non-employee directors is equal to the fair market value of a share of Common Stock as of the grant date.

    The following table summarizes the activity under the Company's stock option plans:

                                                                                 1993 LONG-TERM
                                             DIRECTOR'S PLAN                PLAN OPTIONS OUTSTANDING            WEIGHTED
                                        --------------------------  ----------------------------------------    AVERAGE
                                           SHARES                      SHARES                                   EXERCISE
                                         AVAILABLE      OPTIONS      AVAILABLE                                 PRICE PER
                                         FOR GRANT    OUTSTANDING    FOR GRANT        NSO           ISO          SHARE
                                        ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1994..........      --            --             348,000        47,813       347,000  $       .29
  Granted.............................      --            --            (301,500)       33,500       268,000          .34
  Canceled............................      --            --              47,062       --            (47,062)         .33
  Exercised...........................      --            --             --            --            (13,876)         .31
                                        ------------       ------   ------------  ------------  ------------
Balance at December 31, 1995..........      --            --              93,562        81,313       554,062          .32
  Additional shares reserved for
    issuance..........................      --            --             350,000       --            --           --
  Granted.............................      --            --            (298,750)        6,250       292,500         2.80
  Canceled............................      --            --              11,478       --            (11,478)         .33
  Exercised...........................      --            --             --            (10,313)      (14,552)         .26
                                        ------------       ------   ------------  ------------  ------------
Balance at December 31, 1996..........      --            --             156,290        77,250       820,532         1.14
  Additional shares reserved for
    issuance..........................      200,000       --             600,000       --            --           --
  Granted.............................      (50,000 )      50,000       (235,500)      --            235,500        11.00
  Canceled............................      --            --              36,407       --            (36,407)        9.69
  Exercised...........................      --            --             --            (34,750)     (140,659)         .59
                                        ------------       ------   ------------  ------------  ------------
Balance at December 31, 1997..........      150,000        50,000        557,197        42,500       878,966  $      3.68
                                        ------------       ------   ------------  ------------  ------------
                                        ------------       ------   ------------  ------------  ------------

                          ENDOCARDIAL SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

8. STOCK OPTIONS AND WARRANTS (CONTINUED)
    The following table summarizes information about the stock options outstanding at December 31, 1997:

                                 OPTIONS OUTSTANDING
                   -----------------------------------------------
                                   WEIGHTED-                             OPTIONS EXERCISABLE
                                    AVERAGE                         ------------------------------
                                   REMAINING     WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
    RANGE OF         NUMBER       CONTRACTUAL     EXERCISE PRICE      NUMBER      EXERCISE PRICE
 EXERCISE PRICES   OUTSTANDING       LIFE            PER SHARE      EXERCISABLE      PER SHARE
-----------------  -----------  ---------------  -----------------  -----------  -----------------
   $ 0.20--$ 0.60     461,902           7.06         $    0.35         328,595       $    0.33
     2.40--  3.70     225,064           8.58              2.78          68,599            2.69
     5.00--  9.38     147,000           8.46              8.46          25,454            8.11
    11.06-- 13.13     137,500           9.87             11.26             729           11.06
                   -----------                                      -----------
   $ 0.20--$13.13     971,466           8.03         $    3.71         423,377       $    1.20
                   -----------                                      -----------
                   -----------                                      -----------

    Options outstanding under the stock option plans expire at various dates during the period from April 2003 through December 2007. Exercise prices for options outstanding as of December 31, 1997 ranged from $.20 to $13.13 per share. The number of options exercisable as of December 31, 1997, 1996 and 1995 were 405,670, 375,655 and 223,993, respectively, at weighted-average exercise prices of $1.18, $.36 and $.29 per share, respectively.

    The weighted-average grant date fair value of options granted during the years ended December 31, 1997, 1996 and 1995 was $4.70, $5.58 and $3.12 per
share, respectively.

    In November 1994, the Company entered into a three year operating lease agreement for research and development equipment. In connection with the agreement, the Company granted the lessor a warrant to purchase 46,605 shares of Common Stock at $3.40 per share. The warrant expires five years from the grant date and was deemed to have a value of $15,846. Such value was expensed during the year ended December 31, 1995.

    In October 1996, the Company entered into an equipment lease agreement for research and development equipment. In connection with the agreement, the Company granted the venture leasing company a warrant to purchase 7,500 shares of Common Stock at a purchase price of $10.24 per share. The warrant expires five years from the grant date and was deemed to have a value of $7,680. Such value was expensed during the year ended December 31, 1996.

    Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rates ranging from 5.0% to 6.2%, dividend yields of -0-, volatility factors of the expected market price of the Company's stock ranging from .41 to .44 and a weighted-average expected life of the options of four years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models

                          ENDOCARDIAL SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

8. STOCK OPTIONS AND WARRANTS (CONTINUED) require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                1997          1996          1995
                                                            ------------  ------------  ------------
Pro forma net loss........................................  $  9,425,150  $  6,836,294  $  4,841,089
                                                            ------------  ------------  ------------
                                                            ------------  ------------  ------------
Pro forma net loss per common share.......................  $       1.33  $       6.64  $       4.73
                                                            ------------  ------------  ------------
                                                            ------------  ------------  ------------

    The pro forma effect on net loss for 1997, 1996 and 1995 is not representative of the pro forma effect on net loss in future years because it does not take into consideration expense related to grants made prior to 1995.

    The Company also has an Employee Stock Purchase Plan under which 200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the Plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are each three months. Employees may designate up to 15% of their compensation for the purchase of stock under the Plan.

9. DEFERRED COMPENSATION

    For options granted during the year ended December 31, 1996 to purchase a total of 298,750 shares of common stock at exercise prices ranging from $.34 to $5.00 per share, the Company recognized $1,484,680 as deferred compensation for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deferred compensation expense is amortized ratably over the vesting period of the options. For the years ended December 31, 1997 and 1996, $402,101 and $773,271 was expensed, respectively.

    The remaining unamortized deferred compensation is expected to be charged to operations as follows:

1998......................................................  $    216,516
1999......................................................        92,792
                                                            ------------
                                                            $    309,308
                                                            ------------
                                                            ------------

10. INCOME TAXES

    At December 31, 1997, the Company had net operating loss carryforwards of approximately $24,405,000. The net operating loss carryforwards are available to offset future taxable income and begin to expire in the year 2007. No benefit has been recorded for such loss carryforwards, and utilization in

                          ENDOCARDIAL SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

10. INCOME TAXES (CONTINUED)
future years may be limited under Section 382 of the Internal Revenue Code if significant ownership changes have occurred.

    Components of deferred tax assets are as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                                1997          1996
                                                            ------------  ------------
Net operating loss carryforwards..........................  $  9,762,000  $  6,340,000
Less valuation allowance..................................    (9,762,000)   (6,340,000)
                                                            ------------  ------------
Deferred tax asset........................................  $    --       $    --
                                                            ------------  ------------
                                                            ------------  ------------

11. RELATED PARTY TRANSACTION

    The Company paid approximately $16,000, $59,000 and $475,000 for the years ended December 31, 1997, 1996 and 1995, respectively, to Novel Biomedical in connection with research and development performed for the Company. The owner of Novel Biomedical is a founder and stockholder of the Company.

12. SOURCES OF SUPPLY

    The Company purchases raw materials and certain key components of its products, including the computer workstation and certain components for its catheter from sole, single or limited source suppliers. The Company currently has no agreements that would assure delivery of raw materials and components from such suppliers. Establishing additional or replacement suppliers for any of the numerous components used in the Company's products, if required, may not be accomplished quickly and could involve significant additional costs. The inability of any of the Company's suppliers to provide an adequate supply of components in a timely manner, or the inability of the Company to locate qualified alternative suppliers for material and components at reasonable costs, could adversely affect the Company's business, financial condition and results of operations.

13. SUBSEQUENT EVENT

    In January 1998, the Company entered into a license agreement with Medtronic, Inc. to license certain technology developed by Medtronic. As consideration for the rights to utilize the developed technology, the Company paid Medtronic $1,500,000 and granted Medtronic a warrant to purchase 447,554 shares of the Company's common stock at an exercise price of $11.1125 per share. The warrant was deemed to have a value of $2,273,574. This amount, along with the cash payment to Medtronic, will be expensed in the first quarter of 1998. If the Company develops a product that reaches commercialization, the Company will grant to Medtronic an additional warrant to purchase 223,777 shares of common stock. The exercise price of the warrant will be 1.25 times the average closing price of the Company's common stock for the twenty days prior to the commercial products introduction. This additional warrant becomes exercisable one year after being granted and remains outstanding for five years. The additional warrant will also be granted if the Company undergoes a change in control. If the option is granted due to a change in control it becomes immediately exercisable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The section under the heading "Election of Directors" and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on May 21, 1998 ("1998 Proxy Statement") are incorporated herein by reference.

    The information contained in Item 1 in Part I hereof under the heading "Executive Officers" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The section under the heading "Election of Directors" entitled "Compensation of Directors" and the section entitled "Executive Compensation" in the 1998 Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Transactions" in the 1998 Proxy Statement are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this Report

       (1) Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K.

                                                                                                        PAGE IN THIS
                                                                                                        ANNUAL REPORT
                                                                                                     -------------------
Report of Independent Auditors.....................................................................              22

Audited Financial Statements

Balance Sheets.....................................................................................              23
Statements of Operations...........................................................................              24
Statements of Changes in Stockholders' Equity......................................................              25
Statements of Cash Flows...........................................................................              27
Notes to Financial Statements......................................................................              28

       (2) Financial Statement Schedules
           None. All financial statement schedules are omitted because of the absence of conditions under which they are required.

       (3) EXHIBITS

  3.1  Amended and Restated Certificate of Incorporation of the Company
         (incorporated by reference to Exhibit 3.2 to the Company's Registration
         Statement on Form S-1, dated January 29, 1997, as amended on March 5,
         1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))

  3.2 Amended Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, dated January 29,
         1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997
         (File No. 333-20677))

  4.1  Warrant Agreement dated November 18, 1993 between the Company and Tikkun
         Resource Development relating to warrant issued to Tikkun Resource
         Development to purchase shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form
         S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))

  4.2  Warrant Agreement dated November 15, 1994 between the Company and
         Comdisco, Inc. relating to Warrant issued to Comdisco, Inc. to purchase shares of Series B Preferred Stock (incorporated by reference to Exhibit
         4.3 to the Company's Registration Statement on Form S-1, dated January
         29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997
         (File No. 333-20677))

  4.3  Warrant Agreement dated August 20, 1996 between the Company and Comdisco,
         Inc. relating to Warrant issued to Comdisco, Inc. to purchase shares of Series D Preferred Stock (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, dated January 29,
         1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997
         (File No. 333-20677))

 10.1 Real Property Lease Agreement dated September 15, 1993 between the Company and the Port Authority of St. Paul, together with Amendment Nos. 1, 2 and 3 thereto dated February 6, 1995, May 16, 1995, June 4, 1996, respectively (incorporated by reference to Exhibit 10.1 to the Company's
         Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No.
         333-20677))

 10.2  Amendment No 4 to the Real Property Lease Agreement dated September 15,
         1993 between the Company and the Port Authority of St. Paul (filed herewith)

 10.3  Master Lease Agreement dated November 14, 1994, as amended, between the
         Company and Comdisco, Inc., with Exhibits (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, dated
         January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March
         18, 1997 (File No. 333-20677))

 10.4* 1993 Long-Term Incentive and Stock Option Plan, including forms of option agreements (incorporated by reference to Exhibit 10.3 to the Company's
         Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No.
         333-20677))

 10.5* Directors' Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, dated January 29,
         1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997
         (File No. 333-20677))

 10.6* 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit
         10.5 to the Company's Registration Statement on Form S-1, dated January
         29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997
         (File No. 333-20677))

 10.7* Employment Agreement dated May 25, 1994 between the Company and James W.
         Bullock (incorporated by reference to Exhibit 10.6 to the Company's
         Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No.
         333-20677))

 10.8* Change in Control Agreement dated June 28, 1996 between the Company and
         Dennis J. McFadden (incorporated by reference to Exhibit 10.7 to the
         Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No.
         333-20677))

 10.9  Investment Agreement dated April 26, 1996 between the Company and
         Medtronic, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No.
         333-20677))

 10.10 Amended and Restated Investors Rights Agreement dated January 31, 1995, together with Amendments thereto dated March 1, 1995 and April 26, 1996, respectively, between the Company and the holders of the Company's
         Series A and Series B Preferred Stock (incorporated by reference to
         Exhibit 10.9 to the Company's Registration Statement on Form S-1, dated
         January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March
         18, 1997 (File No. 333-20677))

 10.11 Stock Purchase Agreement between the Company and Medtronic, Inc.
         (incorporated by reference to Exhibit 10.10 to the Company's
         Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No.
         333-20677))

 10.12 Purchase Agreement between the Company, Piper Jaffray Inc., and Volpe,
         Welty & Company LLC (incorporated by reference to Exhibit 1.1 to the
         Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No.
         333-20677))

 23.1  Consent of Ernst & Young LLP (filed herewith)

 24.1  Power of Attorney (filed herewith)

 27.1  Financial Data Schedule (filed herewith)

 99.1  Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the
         Private Securities Litigation Reform Act of 1995 (filed herewith)

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of the Form 10-K Report.

    (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the fiscal year ended December 31, 1997.

    (c) See Exhibit Index and Exhibits filed with this Report.

    (d) See the Financial Statement Schedule included at the end of this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 1998            ENDOCARDIAL SOLUTIONS, INC.

                                By              /s/ JAMES W. BULLOCK
                                     -----------------------------------------
                                                  James W. Bullock
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 1998.

          SIGNATURE                       TITLE
------------------------------  --------------------------

                                President, Chief Executive
     /s/ JAMES W. BULLOCK         Officer and Director
------------------------------    (Principal Executive
       James W. Bullock           Officer)

     /s/ LEOTA L. PEARSON       Controller (principal
------------------------------    financial and accounting
       Leota L. Pearson           officer)

              *
------------------------------  Director
      Graydon E. Beatty

              *
------------------------------  Director
      James E. Daverman

              *
------------------------------  Director
    Robert G. Hauser, M.D.

              *
------------------------------  Director
        Ronald H. Kase

          SIGNATURE                       TITLE
------------------------------  --------------------------

              *
------------------------------  Director
      Steven R. LaPorte

              *
------------------------------  Director
      Peter H. McNerney

* By    /s/ JAMES W. BULLOCK
      -------------------------
          James W. Bullock
          ATTORNEY-IN-FACT