Form 10-Q
period 1998-03-31
ENDOCARDIAL SOLUTIONS INC
filed 1998-05-15
CIK 940659

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.


COMMISSION FILE NO. 0-22233


ENDOCARDIAL SOLUTIONS, INC.
---------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


DELAWARE                                          41-1724963
--------                                          ----------
(STATE OR OTHER JURISDICTION OF                   (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)


1350 ENERGY LANE                                  (612) 644-7890
SUITE 110                                         --------------
SAINT PAUL, MINNESOTA  55108                      (REGISTRANT'S TELEPHONE NUMBER
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

          YES  X       NO
             ------      ------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $.01 PAR VALUE                        8,976,182
----------------------------
(Class)                         (NUMBER OF SHARES OUTSTANDING AT MARCH 31, 1998)

                                       INDEX


                            ENDOCARDIAL SOLUTIONS, INC.
                           (A Development Stage Company)

                                                                       PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets - March 31, 1998 and December 31, 1997            3

          Statements of Operations - Three month periods ended
          March 31, 1998 and March 31, 1997 and the period from
          May 21, 1992 (inception) through March 31, 1998                  4

          Statements of Cash Flows - Three months ended
          March 31, 1998 and March 31, 1997 and the period from
          May 21, 1992 (inception) through March 31, 1998                  5

          Notes to Financial Statements                                    6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations               7-8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       8


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.   Exhibits and Reports on Form 8-K                                 9

                                  ENDOCARDIAL SOLUTIONS, INC.
                                (A Development Stage Company)

                                        BALANCE SHEETS


                                                                     March 31,        December 31,
                                                                       1998              1997
                                                                   ------------       ------------
                                                                    (Unaudited)         (Note)
ASSETS
Current Assets:
 Cash and cash equivalents                                            $426,237         $1,512,656
 Short-term investments                                             17,207,680         20,717,173
 Inventories                                                         1,113,577            848,063
 Prepaid expenses and other current assets                             317,220            238,184
                                                                   ------------       ------------
Total current assets                                                19,064,714         23,316,076

Furniture and equipment                                              2,846,367          2,690,609
Less accumulated depreciation                                       -1,213,070         -1,093,978
                                                                   ------------       ------------
                                                                     1,633,297          1,596,631

Deposits                                                                81,709             81,209
Patents, net of accumulated amortization
(1998 - $ 59,287: 1997 - $54,593)                                       36,584             41,278
                                                                   ------------       ------------
Total Assets                                                       $20,816,304        $25,035,694
                                                                   ------------       ------------
                                                                   ------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                                                   $1,211,960            $910,782
 Accrued salaries and expenses                                         170,580             515,620
 Current portion of capital lease obligations                          363,071             356,057
 Current portion of long-term debt                                           0              38,378
                                                                   ------------       ------------
Total current liabilities                                            1,745,611           1,820,837

Capital lease obligations                                              345,271             438,524
Long-term debt                                                               0                   0

Stockholders' equity:
 Undesignated Preferred Stock, par value $.01 per share:
 Authorized shares--10,000,000
 Issued and outstanding shares--none                                         0                   0
Convertible Preferred Stock, Series A through D,
par value $.01 per share
 Authorized shares--March 31,1998--none; December 31, 1997--none
Issued and outstanding shares--March 31, 1998--none;
 December 31, 1997--none                                                     0                   0
Common Stock, $.01 par value
 Authorized shares--March 31, 1998--40,000,000; December 31, 1997--40,000,000
 Issued and outstanding shares--March 31, 1998--8,976,182;
 December 31, 1997--8,934,409                                           89,762              89,344
Additional paid-in capital                                          50,286,554          48,174,629
Deficit accumulated during the development stage                   -31,395,715         -25,178,332
Deferred compensation                                                  255,179            -309,308
                                                                   ------------       ------------
Total stockholders' equity                                          18,725,422          22,776,333
                                                                   ------------       ------------
Total Liabilities and stockholders' equity                         $20,816,304         $25,035,694
                                                                   ------------       ------------
                                                                   ------------       ------------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.


                                  ENDOCARDIAL SOLUTIONS, INC.
                                (A Development Stage Company)

                                   STATEMENT OF OPERATIONS
                                         (Unaudited)


                                                                                                    Period from
                                                           For the Three Months Ended               May 21, 1992
                                                         ------------------------------             (inception) to
                                                           March 31,          March 31,               March 31,
                                                             1998               1997                    1998
                                                         ------------      ------------            --------------
Operating expenses:
 Manufacturing                                              $517,125                $0                 $517,125
 Research and development                                  4,843,339         1,213,721               22,815,227
 General and administrative                                  870,442           541,026                8,065,497
 Sales and marketing                                         247,239           171,740                1,894,806
                                                         ------------      ------------            -------------
Operating loss                                            -6,478,145        -1,926,487              -33,292,655

Other income (expense):
 Interest income                                             277,935            78,312                2,080,373
 Interest expense                                            -17,173           -17,089                 -259,665
                                                         ------------      ------------            -------------
                                                             260,762            61,223                1,820,708
                                                         ------------      ------------            -------------
Net loss for the period and deficit
 accumulated during development stage                    ($6,217,383)      ($1,865,264)            ($31,471,947)
                                                         ------------      ------------            -------------
                                                         ------------      ------------            -------------
Net loss per share - basic and diluted                        ($0.69)           ($1.09)                 ($12.24)
                                                         ------------      ------------            -------------
                                                         ------------      ------------            -------------
Weighted average shares outstanding                        8,961,187         1,704,207                2,571,952
                                                         ------------      ------------            -------------
                                                         ------------      ------------            -------------

SEE ACCOMPANYING NOTES.


                                  ENDOCARDIAL SOLUTIONS, INC.
                                (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                                                                    Period from
                                                           For the Three Months Ended               May 21, 1992
                                                         ------------------------------             (inception) to
                                                           March 31,          March 31,               March 31,
                                                             1998               1997                    1998
                                                         ------------      ------------             --------------
OPERATING ACTIVITIES
Net loss                                                 ($6,217,383)      ($1,865,264)            ($31,471,947)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                               123,787            96,533                 1,282,814
 Amortization of deferred compensation                        54,129           103,889                 1,229,501
 Value of warrants granted in connection
 with lease agreements                                             0                 0                    23,526
 Value of warrants granted in connection
 with purchase of technology                               2,085,602                 0                 2,085,602
 Loss on disposal of equipment                                     0                 0                    11,199
Changes in operating assets and liabilities:
 Inventory                                                  -265,514                 0                -1,113,577
 Prepaid expenses and other assets                           -79,036          -101,769                  -398,929
 Accounts payable                                            301,178           286,101                 1,211,960
 Accrued salaries and expenses                              -345,040           -60,769                   170,580
                                                          ------------      ------------           --------------
Net cash used in operating activities                       -342,277        -1,541,279               -26,969,271

INVESTING ACTIVITIES
Purchases of short-term investments                       -3,183,113                 0               -38,605,286
Maturities of short-term investments                       6,692,606                 0                21,397,606
Purchases of furniture and equipment                        -155,758           -34,651                -1,747,713
Patent expenditures                                                0                 0                   -95,872
Proceeds from sale of equipment                                    0                 0                     5,570
                                                         ------------      ------------            --------------
Net cash used in investing activities                      3,353,735           -34,651               -19,045,695

FINANCING ACTIVITIES
Proceeds from notes payable                                        0                 0                   706,974
Principal payments on notes payable and
 capital lease obligations                                  -124,617          -104,533                  -874,507
Proceeds from issuance of common stock                        26,740        24,974,038                24,788,453
Proceeds from issuance of preferred stock                          0                 0                21,820,283
                                                         ------------      ------------            --------------
Net cash provided by (used in) financing activities          -97,877        24,869,505                46,441,203

Increase (decrease) in cash and cash equivalents          -1,086,419        23,293,575                   426,237
Cash and cash equivalents at beginning of period           1,512,656         6,157,491                         0
                                                         ------------      ------------             -------------
Cash and cash equivalents at end of period                   426,237        29,451,066                  $426,237
                                                         ------------      ------------             -------------
                                                         ------------      ------------             -------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Purchase of equipment through capital lease
obligations                                                      $0          $313,760                 $1,079,298

SEE ACCOMPANYING NOTES.

                                      5

                            ENDOCARDIAL SOLUTIONS, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)
1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 1997, contained in the Company's 10-K.

2.  INVENTORIES

Inventories are carried at the lower of cost (first-in, first-out basis) or market. The majority of inventory consists of purchased components.

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

4.  NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 128, "Earnings Per Share" ("Statement") which the Company adopted on December 31, 1997. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement requirements. Basic earning per share is computed on the basis of the average number of common shares outstanding. Diluted earnings per share does not include the effect of outstanding stock options as they are anti-dilutive.

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

RESULTS OF OPERATIONS

GENERAL. From inception through March 31, 1998, the Company has incurred losses totaling $31,471,947. Net losses increased to $6,217,383 for the three months ended March 31, 1998, from $1,865,264 for the same period in 1997. The net loss for the quarter ended March 31, 1998, includes expenses of $3,585,602 for the acquisition of locator technology that was purchased during the quarter from Medtronic, Inc. The Company expects losses to continue through at least 1999. The Company is entering a period of growth in marketing expenses related to market introduction, including increases in costs relating to personnel, clinical trial activity and product development activity.

MANUFACTURING EXPENSES. Manufacturing expenses were $517,125 for the quarter ended March 31, 1998. Manufacturing expenses include costs for unabsorbed overhead from the production of inventory held for re-sale.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $4,843,339 for the three month period ended March 31, 1998, from $1,213,721 during the same period in 1997. The expenses for the quarter ended March 31, 1998, include $3,585,602 for the acquisition of locator technology that was purchased during the quarter from Medtronic, Inc. The increase in the period is attributable to increases in personnel costs related to hiring additional engineering staff and amortization of deferred compensation. The Company believes that research and development expenditures will increase in the future as the Company expands clinical research activity and increases personnel to support product development.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $870,442 and $541,026 for the three months ended March 31, 1998 and 1997, respectively. The increase of 61% was due to increases in personnel, regulatory activities and expenses in quality assurance associated with attaining ISO certification. In addition, the Company incurred expenses related to expansion of the Company's facility and amortization of deferred compensation. Administrative costs associated with being a publicly held company, such as costs attributable to certain insurance policies and investor relations material contributed to the increase for the three months ended March 31, 1998, from the same period in 1997.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $247,239 during the three months ended March 31, 1998, from $171,740 during the same period in 1997. The Company expects continued increases in sales and marketing expenses due to expanded marketing activity including market release in Europe, participation at medical industry conferences and seminars and market research activities.

INTEREST INCOME. Interest income was $277,935 and $78,312 for the three months ended March 31, 1998 and 1997, respectively. The increase was due to the higher cash, cash equivalents and short-term investment balances from the Company's equity offerings completed during the quarter ended March 31, 1997.

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

The Company's operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $46,608,000 through March 31, 1998. As of March 31, 1998 and December 31, 1997, the Company had cash, cash equivalents and short-term investments of approximately $17,634,000 million and $22,230,000, respectively.

For the three months ended March 31, 1998, the Company used cash and cash equivalents of $4,342,000 for operations and $156,000 for capital expenditures.

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

CAUTIONARY STATEMENT

Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements with in the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the successful development and commercialization of a new technology: limited clinical testing experience; uncertainty of obtaining Food and Drug Administration and international regulatory clearances; uncertainty of availability of treatments employing the Company's diagnostic system (the "EnSite System"); uncertainty of market acceptance of the EnSite System; training requirements for electrophysiologists; the uncertainty of the ability to diagnose and treat atrial fibrillation; the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the company's dependence on patents and proprietary technology; risks associated with the Company's limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System. These factors are discussed in the cautionary statements included in Exhibit 99 to this Form 10-Q for the quarter ended March 31, 1998. The Company cautions investors and others to review the statements set forth in Exhibit 99 and in the Company's other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company's business and results of operations.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit        Description
-------        -----------
10.1**         License Agreement, dated January 30, 1998, between the Company and Medtronic, Inc.

27             Financial Data Schedule (EDGAR filing only)

99             Cautionary Statement

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.1 has been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b)  Reports

The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ENDOCARDIAL SOLUTIONS, INC.



Dated: May 15, 1998                    By: /s/ James W. Bullock
                                          -------------------------------------
                                          James W. Bullock
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Dated: May 15, 1998                    By: /s/ Leota L. Pearson
                                          -------------------------------------
                                          Leota L. Pearson
                                          Controller
                                          (Principal Financial and Accounting
                                          Officer)