Form 10-K405/A
period 1997-12-31
ENDOCARDIAL SOLUTIONS INC
filed 1998-07-31
CIK 940659

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                 (AMENDMENT NO. 1)

                                 AMENDMENT NO. 1 TO
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1997.

                               Commission File Number
                                      0-22233

                            ENDOCARDIAL SOLUTIONS, INC.
               (Exact name of registrant as specified in its charter)

            DELAWARE                                   41-1724963
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

     1350 ENERGY LANE, SUITE 110, ST. PAUL, MN              55108
     (Address of principal executive offices)             (Zip Code)

                                   (612) 644-7890
                (Registrant's telephone number, including area code)

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
                                                       Yes   X     No
                                                            ---        ---

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

                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement dated May 21, 1998 for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K (the "Form 10-K Report").

The undersigned registrant hereby amends Part IV, Item 14(a)(3), entitled "Exhibits", of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to add the following exhibit:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     (3)  EXHIBITS

10.13** Distribution/Supply Agreement, dated September 8, 1997, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit
          10.13 to the Company's Registration Statement on Form S-1, dated July 23, 1997, as amended on January 9, 1998, June 4, 1998 and July 31, 1998 (File No. 333-31927))

** Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.13 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     July 31, 1998            ENDOCARDIAL SOLUTIONS, INC.

                              By     /s/ James W.  Bullock
                                  --------------------------------------
                                     President and Chief Executive Officer

                                   EXHIBIT INDEX

EXHIBIT NO.
-----------
3.1     Amended and Restated Certificate of Incorporation of the Company
        (incorporated by reference to Exhibit 3.2 to the Company's Registration
        Statement on Form S-1, dated January 29, 1997, as amended on March 5,
        1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))

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

10.2    Amendment No 4 to the Real Property Lease Agreement dated September 15,
        1993 between the Company and the Port Authority of St. Paul (previously filed)

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

10.13** Distribution/Supply Agreement, dated September 8, 1997, between the
        Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, dated July 23,
        1997, as amended on January 9, 1998, June 4, 1998 and July 31, 1998
        (File No. 333-31927))

11.1    Statement Re: Computation of Net Loss Per Share (previously filed)

23.1    Consent of Ernst & Young LLP  (previously filed)

24.1    Power of Attorney (previously filed)

27.1    Financial Data Schedule (previously filed)

99.1    Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the
        Private Securities Litigation Reform Act of 1995 (previously filed)


--------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of the Form 10-K Report.

** Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.13 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.