Form 10-Q/A
period 1998-03-31
ENDOCARDIAL SOLUTIONS INC
filed 1998-07-31
CIK 940659

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                  FORM 10-Q/A (No.1)


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

The undersigned registrant hereby amends Part II, Item 6(a), entitled "Exhibits", of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 to amend and refile Exhibit 10.1.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit        Description
-------        -----------
10.1**         License Agreement, dated January 30, 1998, between the Company and Medtronic, Inc.

27*            Financial Data Schedule (EDGAR filing only)

99*            Cautionary Statement

*   Previously filed.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.1 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b)  Reports

The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ENDOCARDIAL SOLUTIONS, INC.



Dated: July 31, 1998                  By: /s/ James W. Bullock
                                          -------------------------------------
                                          James W. Bullock
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Dated: July 31, 1998                  By: /s/ Leota L. Pearson
                                          -------------------------------------
                                          Leota L. Pearson
                                          Controller
                                          (Principal Financial and Accounting
                                          Officer)