Form 10-Q
period 1998-06-30
ENDOCARDIAL SOLUTIONS INC
filed 1998-08-13
CIK 940659

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.


COMMISSION FILE NO. 0-22233

ENDOCARDIAL SOLUTIONS, INC.
---------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                               41-1724963
--------                                               ----------
(STATE OR OTHER JURISDICTION OF                   (IRS EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                     NUMBER)


1350 ENERGY LANE                                  (612) 523-6900
SUITE 110                                         --------------
SAINT PAUL, MINNESOTA  55108                      (REGISTRANT'S TELEPHONE NUMBER
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
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                    YES   X                NO
                       -----------           -----------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


COMMON STOCK, $.01 PAR VALUE              8,991,026
----------------------------    (NUMBER OF SHARES OUTSTANDING AT JUNE 30, 1998)
(Class)

                                       INDEX


                            ENDOCARDIAL SOLUTIONS, INC.
                           (A Development Stage Company)



                                                                                 PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Balance Sheets - June 30, 1998 and December 31, 1997                  3

               Statements of Operations - Three and six month periods ended
               June 30, 1998 and June 30, 1997 and the period from
               May 21, 1992 (inception) through June 30, 1998                        4

               Statements of Cash Flows - Three and six months ended
               June 30, 1998 and June 30, 1997 and the period from
               May 21, 1992 (inception) through June 30, 1998                        5

               Notes to Financial Statements                                         6

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results of Operations                      7-8

Item 3.        Quantitative and Qualitative Disclosures about Market Risk            9

PART II.  OTHER INFORMATION

Items 1 through 3 and 5 have been omitted since all items are inapplicable or answers negative.

Item 4.        Submission of Matters to a Vote of Security Holders                   9

Item 6.        Exhibits and Reports on Form 8-K                                      9

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             ENDOCARDIAL SOLUTIONS, INC.
                            (A Development Stage Company)

                                    BALANCE SHEETS

                                                                      June 30,               December 31,
                                                                        1998                     1997
                                                                    ------------             ------------
                                                                    (Unaudited)                  (Note)
ASSETS
Current Assets:
   Cash and cash equivalents                                        $  2,328,412             $  1,512,656
   Short-term investments                                             12,030,994               20,717,173
   Accounts Receivable                                                   451,360                        -
   Inventories                                                         1,329,909                  848,063
   Prepaid expenses and other current assets                             310,925                  238,184
                                                                    ------------             ------------
Total current assets                                                  16,451,600               23,316,076

Furniture and equipment                                                3,293,135                2,690,609
Less accumulated depreciation                                         (1,360,718)              (1,093,978)
                                                                    ------------             ------------
                                                                       1,932,417                1,596,631

Deposits                                                                  81,709                   81,709
Patents, net of accumulated
   amortization (1998 - $64,159; 1997 - $54,593)                          45,028                   41,278
                                                                    ------------             ------------
Total assets                                                        $ 18,510,754             $ 25,035,694
                                                                    ------------             ------------
                                                                    ------------             ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                 $  1,329,756             $    910,782
   Accrued salaries and expenses                                         493,957                  515,620
   Current portion of capital lease obligations                          399,912                  356,057
   Current portion of long-term debt                                     318,240                   38,378
                                                                    ------------             ------------
Total current liabilities                                              2,541,865                1,820,837

Capital lease obligations                                                342,075                  438,524
Long-term debt                                                           123,014                       -

Stockholders' equity:
  Undesignated Preferred Stock, par value $.01 per share:
    Authorized shares--10,000,000
    Issued and outstanding shares--none                                        -                       -
  Convertible Preferred Stock, Series A through D, par
   value $.01 per share
    Authorized shares--June 30, 1998--none;
      December 31, 1997--none
    Issued and outstanding shares--June 30, 1998--none;
      December 31, 1997--none                                                     -                       -
  Common Stock, $.01 par value
    Authorized shares--June 30, 1998--40,000,000;
      December 31, 1997--40,000,000
    Issued and outstanding shares--June 30, 1998--8,991,026;
      December 31, 1997--8,934,409                                        89,910                   89,344
  Additional paid-in capital                                          50,313,526               48,174,629
  Deficit accumulated during the development stage                   (34,698,586)             (25,178,332)
  Deferred compensation                                                 (201,050)                (309,308)
                                                                    ------------             ------------
Total stockholders' equity                                            15,503,800               22,776,333
                                                                    ------------             ------------
Total liabilities and stockholders' equity                          $ 18,510,754             $ 25,035,694
                                                                    ------------             ------------
                                                                    ------------             ------------

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

SEE ACCOMPANYING NOTES.

                             ENDOCARDIAL SOLUTIONS, INC.
                            (A Development Stage Company)

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                                                                                      Period from
                                                       For the Three Months Ended      For the Six Months Ended       May 21, 1992
                                                     ------------------------------------------------------------    (inception) to
                                                       June 30,          June 30,       June 30,        June 30,        June 30,
                                                         1998              1997           1998            1997           1998
                                                     ------------      ------------   ------------    ------------   -------------
Revenue                                              $    435,406     $          -   $    435,406    $          -      $   435,406

  Cost of goods sold                                    1,093,393                -      1,610,518               -        1,610,518
                                                     ------------      ------------   ------------    ------------   -------------
Gross margin                                             (657,987)               -     (1,175,112)              -       (1,175,112)

Operating expenses:
  Research and development                              1,463,113        1,525,327      6,306,452       2,739,048       24,278,340
  General and administrative                            1,057,618          690,233      1,928,060       1,231,259        9,123,115
  Sales and marketing                                     327,477          231,886        574,716         403,626        2,222,283
                                                     ------------      ------------   ------------    ------------   -------------
Operating loss                                         (3,506,195)      (2,447,446)    (9,984,340)     (4,373,933)     (36,798,850)

Other income (expense):
  Interest income                                         219,226          387,158        497,161         465,470        2,299,599
  Interest expense                                        (15,902)         (22,280)       (33,075)        (39,369)        (275,567)
                                                     ------------      ------------   ------------    ------------   -------------
                                                          203,324          364,878        464,086         426,101        2,024,032
                                                     ------------      ------------   ------------    ------------   -------------
Net loss for the period and deficit accumulated
  during development stage                           $ (3,302,871)    $ (2,082,568)   $(9,520,254)    $(3,947,832)   $ (34,774,818)
                                                     ------------      ------------   ------------    ------------   -------------
                                                     ------------      ------------   ------------    ------------   -------------
Net loss per share - basic and diluted               $      (0.37)    $      (0.24)   $     (1.06)    $     (0.75)   $      (12.12)
                                                     ------------      ------------   ------------    ------------   -------------
                                                     ------------      ------------   ------------    ------------   -------------

Weighted average shares outstanding                     8,987,306        8,802,711      8,974,246       5,253,459        2,870,044
                                                     ------------      ------------   ------------    ------------   -------------
                                                     ------------      ------------   ------------    ------------   -------------

SEE ACCOMPANYING NOTES.

                             ENDOCARDIAL SOLUTIONS, INC.
                            (A Development Stage Company)

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                                                                      Period from
                                                       For the Three Months Ended      For the Six Months Ended       May 21, 1992
                                                     ------------------------------   ---------------------------    (inception) to
                                                       June 30,          June 30,       June 30,        June 30,        June 30,
                                                         1998              1997           1998            1997           1998
                                                     ------------      ------------   ------------    ------------   -------------
OPERATING ACTIVITIES
Net loss                                             $ (3,302,871)   $  (2,082,568)  $ (9,520,254)  $  (3,947,832)    $(34,774,818)
Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization                           152,520          116,261        276,306         212,794        1,435,334
  Amortization of deferred compensation                    54,129           99,404        108,258         203,293        1,283,630
  Value of warrants granted in connection with
   lease agreements                                             -                -              -               -           23,526
  Value of warrants granted in connection with
   purchase of technology                                       -                -      2,085,602               -        2,085,602
  Loss on disposal of equipment                                 -                -              -               -           11,199
  Changes in operating assets and liabilities:
    Accounts Receivable                                  (451,360)               -       (451,360)              -         (451,360)
    Inventory                                            (216,332)               -       (481,846)              -       (1,329,909)
    Prepaid expenses and other assets                       6,295           13,855        (72,740)        (87,914)        (392,634)
    Accounts payable                                      117,796          (84,984)       418,974         201,117        1,329,756
    Accrued salaries and expenses                         323,377          214,263        (21,663)        153,494          493,957
                                                     ------------      ------------   ------------    ------------   -------------
Net cash used in operating activities                  (3,316,446)      (1,723,769)    (7,658,723)     (3,265,048)     (30,285,717)

INVESTING ACTIVITIES
Purchases of short-term investments                    (5,833,934)               -     (9,017,047)              -      (44,439,220)
Maturities of short-term investments                   11,010,620                -     17,703,226               -       32,408,226
Purchases of furniture and equipment                     (320,598)        (126,903)      (476,356)       (161,555)      (2,068,311)
Patent expenditures                                       (13,317)          (3,479)       (13,317)         (3,479)        (109,189)
Proceeds from sale of equipment                                 -                -              -               -            5,570
                                                     ------------      ------------   ------------    ------------   -------------
Net cash used in investing activities                   4,842,771         (130,382)     8,196,506        (165,034)     (14,202,924)

FINANCING ACTIVITIES
Proceeds from notes payable                               441,254                -        441,254               -        1,148,228
Principal payments on notes payable and
   capital lease obligations                              (92,525)         (85,819)      (217,142)       (190,351)        (967,032)
Proceeds from issuance of common stock                     27,121         (312,692)        53,861      24,661,346       24,815,574
Proceeds from issuance of preferred stock                       -                -              -               -       21,820,283
                                                     ------------      ------------   ------------    ------------   -------------
Net cash provided by (used in) financing activities       375,850         (398,511)       277,973      24,470,995       46,817,053

Increase (decrease) in cash and cash equivalents        1,902,175       (2,252,662)       815,756      21,040,913        2,328,412
Cash and cash equivalents at beginning of period          426,237       29,451,066      1,512,656       6,157,491               -
                                                     ------------      ------------   ------------    ------------   -------------
Cash and cash equivalents at end of period           $  2,328,412    $  27,198,404   $  2,328,412   $  27,198,404     $  2,328,412
                                                     ------------      ------------   ------------    ------------   -------------
                                                     ------------      ------------   ------------    ------------   -------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Purchase of equipment through capital
   lease obligations                                 $    126,170       $  108,248     $  126,170      $  422,008      $ 1,205,468

SEE ACCOMPANYING NOTES.

                            ENDOCARDIAL SOLUTIONS, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 1997, contained in the Company's 10-K.

2.  INVENTORIES

Inventories are carried at the lower of cost (first-in, first-out basis) or market. The majority of inventory consists of purchased components. To determine the technological feasibility of its software efforts, the Company utilizes the working model approach available under SFAS No. 86 and believes that the working model was achieved when the software was available for commercial use in June 1998.

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

RESULTS OF OPERATIONS

GENERAL. From inception through June 30, 1998, the Company has incurred losses totaling $34,774,818. Net losses increased to $3,302,871 for the three months ended June 30, 1998, from $2,082,568 for the same period in 1997. The net loss for the six months ended June 30, 1998 and 1997 was $9,520,254 and $3,947,832, respectively. The loss for the six months ended June 30, 1998 includes expenses of $3,585,602 for the acquisition of locator technology that was purchased during the first quarter from Medtronic, Inc. The Company expects losses to continue through at least 1999. The Company is entering a period of growth in marketing expenses related to market introduction, including increases in personnel costs.

REVENUE AND COST OF GOODS SOLD. The company recorded revenue for the first time since inception. Revenue for the three months ended June 30, 1998 was $435,406 and included sales of the Company's EnSite catheter and EnSite 3000-TM- clinical workstation, including the Company's proprietary software, patient interface unit and other peripherals. Cost of goods sold and unabsorbed manufacturing expenses were $1,093,393 for the quarter ended June 30, 1998. Manufacturing expenses include costs for unabsorbed overhead from the production of inventory held for re-sale. The three months ended June 30, 1998 include an inventory write-off of $370,800 for the obsolescence of Silicon Graphics computer equipment

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1,463,113 for the three month period ended June 30, 1998, from $1,525,327 during the same period in 1997, a decrease of $62,214. For the six months ended June 30, 1998, research and development expenses were $6,306,452, an increase of $3,567,404 from expenses of $2,739,048 for the six months ended June 30, 1997. The expenses for the six months ended June 30, 1998, include $3,585,602 for the acquisition of locator technology that was purchased during the first quarter from Medtronic, Inc. The Company believes research and development expenditures will remain relatively flat for the remainder of 1998 and early 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,057,618 and $690,233 for the three months ended June 30, 1998 and 1997, respectively. The increase of $367,385 or 53% was due to increases in clinical trials, regulatory activities and personnel. For the six months ended June 30, 1998 general and administrative expenses were $1,928,060, an increase of $696,801, from expenses of $1,231,259 for the six months ended June 30, 1997. This increase is related to expansion of the Company's facility and amortization of deferred compensation. In addition, administrative costs associated with being a publicly held company, such as costs attributable to certain insurance policies and investor relations material contributed to the increase.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $327,477 during the three months ended June 30, 1998, from $231,886 during the same period in 1997. For the six months ended June 30, 1998 and 1997, sales and marketing expenses were $574,716 and $403,626, respectively. The increase is attributable to increases in personnel and costs associated with the limited market release in Europe. The Company expects continued increases in sales and marketing expenses due to expanded marketing activity including the full market release in Europe, participation at medical industry conferences and seminars and market research activities.

INTEREST INCOME. Interest income was $219,226 and $387,158 for the three months ended June 30, 1998 and 1997, respectively. The decrease of $167,932 was due to a reduction in the cash, cash equivalents and short-term
investments between June 30, 1998 and June 30, 1997.   For the six months
ended June 30, 1998 and 1997 interest income was $497,161 and $465,470, respectively. This increased $31,691 because of higher cash, cash equivalents and short-term investment balances from the Company's equity offerings completed during the quarter ended March 31, 1997.

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

The Company's operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $46,635,000 through June 30, 1998. As of June 30, 1998 and December 31, 1997, the Company had cash, cash equivalents and short-term investments of approximately $14,359,000 and $22,230,000, respectively.

For the three months ended June 30, 1998, the Company used cash and cash equivalents of $3,316,000 for operations and $321,000 for capital expenditures bringing total capital expenditures for the year to $476,000.

The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund the operations of the Company through approximately the next twelve months. The Company's future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company's products, the results of clinical trials and competition, the extent to which the Company's EnSite System gains market acceptance and the costs and timing of expansion of sales, marketing and manufacturing activities.

CAUTIONARY STATEMENT

Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the successful development and commercialization of a new technology: limited clinical testing experience; uncertainty of obtaining Food and Drug Administration and international regulatory clearances; uncertainty of availability of treatments employing the Company's diagnostic system (the "EnSite System"); uncertainty of market acceptance of the EnSite System; training requirements for electrophysiologists; the uncertainty of the ability to diagnose and treat atrial fibrillation; the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the Company's dependence on patents and proprietary technology; risks associated with the Company's limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System. These factors are discussed in the cautionary statements included in Exhibit 99 to this Form 10-Q for the quarter ended June 30, 1998. The Company cautions investors and others to review the statements set forth in Exhibit 99 and in the Company's other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company's business and results of operations.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

               Not Applicable.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Annual Meeting of the Company's shareholders was held on May 21, 1998. At the meeting, shareholders voted on the reelection of two directors for terms expiring at the Annual Meeting of the Company in 2001. Each of the directors was reelected by a vote as follows: James W. Bullock received 7,210,285 "For" and 6,142 "Withheld"; Graydon E. Beatty received votes 7,210,335 "For" and 6,092 "Withheld."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits

Exhibit        Description
-------        -----------
10.1           Master Lease Agreement dated May 4, 1998, between the Company and
               Transamerica Business Credit Corporation

27             Financial Data Schedule (EDGAR filing only)

99             Cautionary Statement

(b)            Reports

The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ENDOCARDIAL SOLUTIONS, INC.
                                   ---------------------------

Dated:         August 11, 1998     By: /S/ James W. Bullock
                                       --------------------
                                       James W. Bullock
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Dated:         August 11, 1998     By: /S/ Leota L. Pearson
                                       --------------------
                                       Leota L. Pearson
                                       Controller
                                       (Principal Financial and Accounting Officer)