Form 10-Q
period 1998-09-30
ENDOCARDIAL SOLUTIONS INC
filed 1998-11-13
CIK 940659

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.


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
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                    YES___X_______           NO__________

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


COMMON STOCK, $.01 PAR VALUE                 9,006,849
----------------------------       (NUMBER OF SHARES OUTSTANDING AT
(Class)                            SEPTEMBER 30, 1998)

                                       INDEX


                            ENDOCARDIAL SOLUTIONS, INC.



                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets - September 30, 1998 and December 31, 1997         3

         Statements of Operations - Three and nine month periods ended
         September 30, 1998 and September 30, 1997                         4

         Statements of Cash Flows - Three and nine months ended
         September 30, 1998 and September 30, 1997                         5

         Notes to Financial Statements                                     6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                7-9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       10


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since all items are inapplicable or answers negative.


Item 6.  Exhibits and Reports on Form 8-K                                 10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                    ENDOCARDIAL SOLUTIONS, INC.

                                                           BALANCE SHEETS


                                                                                             September 30,           December 31,
                                                                                                 1998                    1997
                                                                                             ---------------         ---------------
                                                                                              (Unaudited)               (Note)
ASSETS
Current Assets:
   Cash and cash equivalents                                                                 $       744,693         $    1,512,656
   Short-term investments                                                                         10,481,935             20,717,173
   Accounts Receivable                                                                               663,240

                                                                                                                                  -
   Inventories                                                                                     1,697,591                848,063
   Prepaid expenses and other current assets                                                         311,484                238,184
                                                                                             ---------------         ---------------
Total current assets                                                                              13,898,943             23,316,076

Furniture and equipment                                                                            3,781,599              2,690,609
Less accumulated depreciation                                                                     (1,514,716)            (1,093,978)
                                                                                             ---------------         ---------------
                                                                                                   2,266,883              1,596,631

Deposits                                                                                              81,709                 81,709
Patents, net of accumulated amortization (1998 - $69,496; 1997 - $54,593)                             47,586                 41,278
                                                                                             ---------------         ---------------
Total assets                                                                                 $    16,295,121         $   25,035,694
                                                                                             ---------------         ---------------
                                                                                             ---------------         ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                          $     1,289,009         $      910,782
   Accrued salaries and expenses                                                                     442,146                515,620
   Current portion of capital lease obligations                                                      479,472                356,057
   Current portion of long-term debt                                                                 318,240                 38,378
                                                                                             ---------------         ---------------
Total current liabilities                                                                          2,528,867              1,820,837

Capital lease obligations                                                                            494,572                438,524
Long-term debt                                                                                       123,014                      -
                                                                                                                                  -

Stockholders' equity:
  Undesignated Preferred Stock, par value $.01 per share:
    Authorized shares--10,000,000
    Issued and outstanding shares--none                                                                    -                      -
  Common Stock, $.01 par value
    Authorized shares--September 30, 1998--40,000,000; December 31, 1997--40,000,000
    Issued and outstanding shares--September 30, 1998--9,006,849;
    December 31, 1997--8,934,409                                                                      90,068                 89,344

  Additional paid-in capital                                                                      50,322,922             48,174,629
  Accumulated deficit                                                                            (37,117,401)           (25,178,332)
  Deferred compensation                                                                             (146,921)              (309,308)
                                                                                             ---------------         ---------------
Total stockholders' equity                                                                        13,148,668             22,776,333
                                                                                             ---------------         ---------------
Total liabilities and stockholders' equity                                                   $    16,295,121         $   25,035,694
                                                                                             ---------------         ---------------
                                                                                             ---------------         ---------------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                                                     ENDOCARDIAL SOLUTIONS, INC.

                                                      STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                For the Three Months Ended             For the Nine Months Ended
                                                             --------------------------------      --------------------------------
                                                             September 30,      September 30,      September 30,      September 30,
                                                                  1998               1997               1998               1997
                                                             -------------      -------------      -------------      -------------
Revenue                                                        $  692,996         $    -           $  1,128,402         $    -

  Cost of goods sold                                             797,644               -              2,408,162              -
                                                             -------------      -------------      -------------      -------------
Gross margin                                                    (104,648)              -             (1,279,760)             -

Operating expenses:
  Research and development                                       1,698,316          1,836,106          8,004,768          4,575,155
  General and administrative                                       466,258            589,863          2,394,317          1,821,122
  Sales and marketing                                              317,332            113,509            892,048            517,134
                                                             -------------      -------------      -------------      -------------
Operating loss                                                  (2,586,554)        (2,539,478)                           (6,913,411)
                                                                                                     (12,570,893)

Other income (expense):
  Interest income                                                  188,460            380,447            685,622            845,917
  Interest expense                                                 (20,722)           (23,943)           (53,798)           (63,313)
                                                             -------------      -------------      -------------      -------------
                                                                   167,738            356,504            631,824            782,604
                                                             -------------      -------------      -------------      -------------
Net loss for the period and deficit accumulated during
  development stage                                            $(2,418,816)       $(2,182,974)      $(11,939,069)       $(6,130,807)
                                                             -------------      -------------      -------------      -------------
                                                             -------------      -------------      -------------      -------------

Net loss per share - basic and diluted                         $     (0.27)       $     (0.25)      $      (1.33)       $     (0.78)
                                                             -------------      -------------      -------------      -------------
                                                             -------------      -------------      -------------      -------------


Weighted average shares outstanding                              9,000,958          8,851,832          8,983,150          7,890,739
                                                             -------------      -------------      -------------      -------------
                                                             -------------      -------------      -------------      -------------

SEE ACCOMPANYING NOTES.

                                                     ENDOCARDIAL SOLUTIONS, INC.

                                                      STATEMENTS OF CASH FLOWS
                                                            (Unaudited)



                                                                     For the Three Months Ended        For the Nine Months Ended
                                                                    ------------------------------    -----------------------------
                                                                    September 30,    September 30,    September 30,    September 30,
                                                                        1998             1997             1998             1997
                                                                    -------------    -------------    -------------    ------------
OPERATING ACTIVITIES
Net loss                                                            $(2,418,816)     $(2,182,974)     $(11,939,069)    $(6,130,807)
Adjustments to reconcile net loss to net cash used in operating activitites:
  Depreciation and amortization                                         159,334          126,351           435,641         339,145
  Amortization of deferred compensation                                  54,129           99,404           162,387         302,697
  Value of warrants granted in connection with lease agreements               -                -                 -               -
  Value of warrants granted in connection with purchase of
  technology                                                                  -                -         2,085,602               -
  Loss on disposal of equipment                                               -            1,726                 -           1,726
  Changes in operating assets and liabilities:
    Accounts Receivable                                                (211,880)               -          (663,240)              -
    Inventory                                                          (367,682)         (88,613)         (849,528)        (88,613)
    Prepaid expenses and other assets                                      (559)         (69,981)          (73,299)       (157,894)
    Accounts payable                                                    (40,747)         131,525           378,226         332,642
    Accrued salaries and expenses                                       (51,811)          55,983           (73,474)        209,477
                                                                    -------------    -------------    -------------    ------------
Net cash used in operating activities                                (2,878,032)      (1,926,579)      (10,536,754)     (5,191,627)

INVESTING ACTIVITIES
Purchases of short-term investments                                  (6,205,941)     (26,898,144)      (15,222,989)    (26,898,144)
Maturities of short-term investments                                  7,755,000        7,745,000        25,458,226       7,745,000
Purchases of furniture and equipment                                   (145,508)         (62,871)         (621,864)       (224,425)
Patent expenditures                                                      (7,894)               -           (21,211)         (3,479)
Proceeds from sale of equipment                                               -            1,958                -            1,958
                                                                    -------------    -------------    -------------    ------------
Net cash used in investing activities                                 1,395,657      (19,214,057)        9,592,162     (19,379,090)

FINANCING ACTIVITIES
Proceeds from notes payable                                                   -                -           441,254               -
Principal payments on notes payable and capital lease obligations      (110,899)         (96,805)         (328,041)       (287,156)
Proceeds from issuance of common stock                                    9,555           10,467            63,416      24,671,812
Proceeds from issuance of preferred stock                                     -                -                 -               -
                                                                    -------------    -------------    -------------    ------------
Net cash provided by (used in) financing activities                    (101,344)         (86,338)          176,629      24,384,656

Increase (decrease) in cash and cash equivalents                     (1,583,719)     (21,226,974)         (767,963)       (186,061)
Cash and cash equivalents at beginning of period                      2,328,412       27,198,404         1,512,656       6,157,491
                                                                    -------------    -------------    -------------    ------------
Cash and cash equivalents at end of period                          $   744,693      $ 5,971,430       $   744,693     $ 5,971,430
                                                                    -------------    -------------    -------------    ------------
                                                                    -------------    -------------    -------------    ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
Purchase of equipment through capital lease obligations              $   342,956      $   190,119       $   469,126      $   612,128

SEE ACCOMPANYING NOTES.

                          ENDOCARDIAL SOLUTIONS, INC.


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In the third quarter 1998, due to the Company's full market release in Europe, the Company is no longer considered to be in the development stage. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 1997, contained in the Company's 10-K.

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

5.  RECLASSIFICATIONS

Certain prior year items have been reclassified to conform with current year presentations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Endocardial Solutions Inc. (the "Company"), was incorporated in May 1992. The Company develops, manufactures and markets the EnSite 3000-TM- clinical workstation and EnSite-TM- catheter for use by electrophysiologists in diagnosing and mapping abnormal heart rhythms known as tachycardias. The EnSite 3000-TM- clinical workstation and EnSite-TM- catheter are available in full market release to electrophysiologists in Europe.


RESULTS OF OPERATIONS

GENERAL. Net losses increased to $2,418,816 for the three months ended September 30, 1998, from $2,182,974 for the same period in 1997. The net loss for the nine months ended September 30, 1998 and 1997 was $11,939,069 and $6,130,807, respectively. The loss for the nine months ended September 30, 1998 includes expenses of $3,585,602 for the acquisition of locator technology that was purchased during the first quarter from Medtronic, Inc. The Company expects losses to continue through at least 1999. The Company is entering a period of growth in marketing expenses related to market introduction, including increases in personnel costs.

REVENUE AND COST OF GOODS SOLD. The Company recorded revenue for the second consecutive quarter since inception. Revenue for the three months ended September 30, 1998 was $692,996 and included sales of the Company's EnSite-TM-catheter and EnSite 3000-TM- clinical workstation, including the Company's proprietary software, patient interface unit and other peripherals. Cost of goods sold and unabsorbed manufacturing expenses were $797,644 for the quarter ended September 30, 1998. Manufacturing expenses include costs for unabsorbed overhead from the production of inventory held for re-sale. Year-to-date revenues are $1,128,402 and cost of goods sold and unabsorbed manufacturing expenses are $2,408,162 for the nine months ended September 30, 1998. The nine months ended September 30, 1998 include an inventory write-off of $370,800 for the obsolescence of Silicon Graphics computer equipment.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1,698,316 for the three month period ended September 30, 1998, compared to $1,836,106 during the same period in 1997, a decrease of $137,790. For the nine months ended September 30, 1998, research and development expenses were $8,004,768, an increase of $3,429,613 from expenses of $4,575,155 for the nine months ended September 30, 1997. The expenses for the nine months ended September 30, 1998, include $3,585,602 for the acquisition of locator technology that was purchased during the first quarter from Medtronic, Inc. The Company believes research and development expenditures will remain relatively flat for the remainder of 1998 and early 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $466,258 and $589,863 for the three months ended September 30, 1998 and 1997, respectively. The decrease of $123,605 was due to a reduction in personnel costs. For the nine months ended September 30, 1998 general and administrative expenses were $2,394,317, an increase of $573,195 from expenses of $1,821,122 for the nine months ended September 30, 1997. This increase is related to costs associated with the Company's clinical trials, regulatory activities and personnel.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $317,332 during the three months ended September 30, 1998, from $113,509 during the same period in 1997, an increase of 96,177. For the nine months ended September 30, 1998 and 1997, sales and marketing expenses were $892,048 and $517,134, respectively. The increase is attributable to increases in personnel and costs associated with the limited and full market release in Europe. The Company expects continued increases in sales and marketing expenses due to expanded marketing activity including the full market release in Europe, participation at medical industry conferences and seminars and market research activities.

INTEREST INCOME. Interest income was $188,460 and $380,447 for the three months ended September 30, 1998 and 1997, respectively. The decrease of $191,987 was due to a reduction in the cash, cash equivalents and short-term investments
between September 30, 1998 and September 30, 1997.   For the nine months ended
September 30, 1998 and 1997 interest income was $685,622 and $845,917, respectively. This decreased $160,295 because of lower cash, cash equivalents and short-term investment balances from the Company's equity offerings completed during the quarter ended March 31, 1997.


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

The Company's operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $50,645,000 through September 30, 1998. As of September 30, 1998 and December 31, 1997, the Company had cash, cash equivalents and short-term investments of approximately $11,227,000 and $22,230,000, respectively.

For the nine months ended September 30, 1998, the Company used cash and cash equivalents of $2,878,000 for operations and $146,000 for capital expenditures bringing total capital expenditures for the year to $621,000.

The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund the operations of the Company through approximately the next nine months. The Company's future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company's products, the results of clinical trials and competition, the extent to which the Company's EnSite System gains market acceptance and the costs and timing of expansion of sales, marketing and manufacturing activities.

YEAR 2000

Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code field will need to accept four-digit entries to distinguish 21st century dates. This problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known, and if not corrected in a timely manner, could affect the Company and the US and world economy generally.

The Company has formed a project team consisting of representatives from its information technology, finance, manufacturing, product development and quality department to address internal and external Year 2000 issues. The Company's internal financial, manufacturing and other operational computer systems have been upgraded to address Year 2000 issues. Management believes that the new software substantially addresses Year 2000 issues. The Company believes it has completed it Year 2000 compliance program for all of its significant internal financial and manufacturing systems. The Company may be required, however, to make minor modification to some of its existing hardware as well as various product development software packages in order for its computer system to function properly in the year 2000 and
thereafter.   The Company is currently assessing both of these areas and expects to complete this assessment in the first quarter 1999.

The Company's product development processes will contain steps to include Year 2000 compliance verification for all current and future products. The Company believes that the EnSite 3000-TM- System is Year 2000 compliant because it operates on a Unix operating system which should be unaffected by the Year 2000
issue.    The Company is currently completing validation testing for its products and expects to complete its Year 2000 compliance testing for its products during the first quarter 1999.

In addition, the Company is requesting assurances from its major suppliers that they are addressing the Year 2000 issue and that product purchased by the Company from such suppliers will function properly in the year 2000. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. Even assuming that all material third parties confirm that they are or expect to be Year 2000 compliant by December 31, 1999, it is not possible to state with certainty that such parties will be so compliant. It is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in infrastructure areas as utilities, communication, transportation, banking and government.

The amount of remediation work required to address Year 2000 problems is not expected to be extensive and the total estimated cost for resolving the Company's Year 2000 issues is minimal and not expected to have a material effect on the Company's financial position, results of operations, or cash flows. The Company expects the remainder of the Year 2000 compliance program to be substantially complete by second quarter 1999.

Based on the Company's assessment to date, the Company believes it will not experience any material disruption as a result of Year 2000 problems in its financial, internal manufacturing processes or the EnSite 3000-TM- System. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has not yet developed a contingency plan to provide for continuity of processing in such event of various problem scenarios, but it will assess the need to develop such a plan based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying it major suppliers. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition. There can be no assurance, however, that unexpected difficulties will not arise and, if so, that the Company will be able to timely develop and implement a contingency plan.


CAUTIONARY STATEMENT

Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the successful development and commercialization of a new technology: limited clinical testing experience; uncertainty of obtaining Food and Drug Administration and international regulatory clearances; uncertainty of availability of treatments employing the Company's diagnostic system (the "EnSite System"); uncertainty of market acceptance of the EnSite System; training requirements for electrophysiologists; the uncertainty of the ability to diagnose and treat atrial fibrillation; the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the Company's dependence on patents and proprietary technology; risks associated with the Company's limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System. These factors are discussed in the cautionary statements included in Exhibit 99 to this Form 10-Q for the quarter ended September 30, 1998. Other forward-looking statements are found in the Company's discussion of Year 2000 compliance issues. The Company cautions investors and others to review the statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations,
Exhibit 99 and in the Company's other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company's business and results of operations.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not Applicable.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

Exhibit             Description
-------             -----------

27                  Financial Data Schedule (EDGAR filing only)

99                  Cautionary Statement


(b)       Reports

The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ENDOCARDIAL SOLUTIONS, INC.
                                   ---------------------------


Dated:    November 12, 1998             By: /S/ James W. Bullock
                                            --------------------
                                        James W. Bullock
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Dated:    November 12, 1998             By:/S/ Leota L. Pearson
                                           --------------------
                                        Leota L. Pearson
                                        Controller
                                        (Principal Financial and Accounting
                                        Officer)