Form 10-K
period 1998-12-31
ENDOCARDIAL SOLUTIONS INC
filed 1999-03-31
CIK 940659

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

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

                                 (651) 644-7890
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: common stock, par value $.01 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of common stock, par value $.01 per share, held by non-affiliates of the registrant as of March 15, 1999 was approximately $61,977,464 (based on the last sale price of such stock as quoted on the Nasdaq National Market ($10.125) on such date).

    As of March 15, 1999, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 9,045,400.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on May 27, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K (the "Form 10-K Report").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Endocardial Solutions, Inc. ("ESI" or the "Company") designs, develops, and manufactures a minimally invasive diagnostic system that diagnoses, within the span of a few heartbeats, arryhthmia, a potentially fatal abnormal heart rhythm. Arryhthmias are caused by irregular electrical activity in the heart which disrupts the heart's normal pumping action. Ventricular tachycardia ("VT"), a type of arryhthmia, occur in the lower chambers of the heart and frequently lead to serious complications, including sudden cardiac death. Supraventricular tachycardia ("SVT"), including atrial fibrillation and flutter, originate in the upper chambers of the heart and often result in chest pain, fatigue and dizziness and, while generally not life-threatening, are a leading cause of stroke in the United States. To date, electrophysiologists have generally been unable to adequately diagnose complex arryhthmia due to the limited capabilities of present technology. The Company believes that its proprietary EnSite-TM-catheter and EnSite 3000-TM- clinical workstation (together, the "EnSite System") is a powerful new diagnostic tool that will enable electrophysiologists to rapidly and comprehensively map arryhthmia and improve the selection of patient treatment options.

    The Company's EnSite System is designed to enable electrophysiologists to rapidly and precisely locate the multiple, unpredictable points of origin of complex arryhthmia. The EnSite System applies proprietary mathematical algorithms to compute more than 3,000 points of electrical activity within a heart chamber, producing a high resolution, real-time, three dimensional color display of the electrical activity in the heart chamber. The "virtual electrogram" function of the EnSite System allows electrophysiologists to instantly view the electrical activity at any of the more than 3,000 points. The EnSite System is also capable of tracking and displaying the location and movements of auxiliary catheters introduced into the chamber.

    The Company's strategy is to establish the EnSite System as the leading diagnostic tool for diagnosing arryhthmia in the more than 1,200 electrophysiology laboratories worldwide. The key elements of the Company's strategy are as follows:

    - DEMONSTRATE SAFETY AND CLINICAL EFFICACY. The EnSite System represents a new technology for mapping arryhthmia. In order to gain acceptance of this technology in electrophysiology labs, the Company must demonstrate the safety and effectiveness of the EnSite System through successful clinical trials. The Company has conducted clinical trials on VT and SVT patients in the United States and the United Kingdom using the EnSite System. The Company has filed the results of its studies and other product information with the U.S. Food and Drug Administration (the "FDA") in order to seek the required approvals for marketing in the United States. In 1998, the Company received the necessary approval to market its products in the European Community. The Company will also seek to demonstrate the clinical efficacy of the EnSite System through the publication of the results of its studies and clinical trials and articles on its technology in medical journals.

    - DEVELOP TECHNOLOGY FOR VENTRICULAR TACHYCARDIAS. The Company believes that the patient population that suffers from complex VT that are difficult to map using currently available technology presents a significant market opportunity for the Company's EnSite System. ESI intends to focus on the ability of its technology to provide improved speed, increased accuracy and cost-effectiveness in mapping VT. This improved mapping power should benefit electrophysiologists in performing diagnostic procedures and prescribing treatments for an expanded patient population. In June 1997, the Company received FDA approval for the use of its EnSite System in the left ventricle of the heart in a multi-center clinical study. In December 1998, the Company filed a premarket notification application with the FDA under Section 510(k) of the Food, Drug and Cosmetic Act containing the results of its left ventricular multi-center clinical trials. In March 1999, the Company announced that its FDA application for left ventricular use of the EnSite System will be submitted as a premarket approval ("PMA") application.

    - DEVELOP TECHNOLOGY FOR ATRIAL FIBRILLATION AND FLUTTER. The Company believes that the EnSite System can be extended from mapping VT to mapping atrial tachycardia, including atrial fibrillation and flutter, both of which share similar complex characteristics, such as multiple sites of origin in unpredictable locations. In August 1997, the Company received FDA approval for the use of its EnSite System in the right atrium in a multi-center clinical study. In September 1998, the Company filed a 510(k) application with the FDA containing the results of its right atrial multi-center clinical trials.

    - LEVERAGE RELATIONSHIPS WITH LEADING ELECTROPHYSIOLOGISTS. With its multi-center clinical studies and its European product launch, the Company has established relationships with several leading electrophysiologists, which the Company hopes will enhance market acceptance of the EnSite System. The Company has established a Scientific Advisory Board whose members are among the world's leading electrophysiologists. Many of these board members have been highly involved in the development of the Company's technology and products and will be instrumental to successful development, testing, approval and marketing of the Company's technology and products. The Company intends to utilize its Scientific Advisory Board members to assist in gaining market acceptance of its products.

    The Company was incorporated in Minnesota in 1992 and was reincorporated in Delaware in 1995. The Company's common stock began trading on The Nasdaq National Market under the symbol "ECSI" on March 19, 1997. The Company sold 2,250,000 shares of its common stock to the public pursuant to a registered public offering, and sold 750,000 shares of its common stock in a concurrent private placement to Medtronic, Inc. Also at such time, all outstanding shares of the Company's preferred stock were automatically converted into an aggregate of 4,705,602 shares of common stock following the 1 for 2 reverse stock split. Prior to such date, there was no established public trading market for the Company's securities.

    In September 1997, the Company signed a seven-year exclusive distribution agreement with Medtronic, Inc. to market the Company's diagnostic products for the electrophysiology markets in Europe and Japan. The distribution agreement was amended in December 1998 to provide Medtronic with exclusive distribution rights for the Company's products in Canada. In January 1998, the Company signed a license agreement with Medtronic, Inc. that gives the Company exclusive use of 3D intracardiac location technology for its EnSite System. The technology, when integrated with the EnSite System, will improve intracradiac catheter positioning while significantly reducing the use of harmful radiation.

    In the first quarter of 1998, the Company received ISO 9002 certification for its workstation and a CE Mark for each of the EnSite catheter and EnSite 3000 clinical workstation, allowing the Company to begin selling its products in the European Community. Distribution by Medtronic in Europe of the EnSite System began in the second quarter of 1998.

    The Company has recently announced a financing agreement with Medtronic, Inc. Under the agreement, the Company will receive $7 million from Medtronic Asset Management, which is repayable by 2001 or, if earlier, at the close of a significant round of debt or equity financing. The financing will facilitate the Company's continued growth in Europe and preparation for the Company's U.S. product launch, pending FDA approval.

    The Company's offices are located at 1350 Energy Lane, Suite 110, St. Paul, Minnesota 55108, and its telephone number is (651) 644-7890. The address of the Company's web site is www.endocardial.com.

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

    VT is a highly complex and transient form of cardiac arryhthmia which varies significantly from patient to patient. A small percentage of ventricular tachycardia patients have simple forms of the disease which are focused on a single anatomic site within the ventricle. The Company estimates, however, that of the one million patients that suffer from VT, the majority suffer from complex VTs that (i) have multiple sites of aberrant electrical activity, (ii) prevent sufficient cardiac output, making them dangerous to induce in the patient (which is required for diagnosis) and (iii) are nonsustained and, consequently, are only detectable for several heartbeats.

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

    The limited number of patients suffering from simple forms of VT have been effectively diagnosed using existing single-point contact catheter technology with diagnostic procedures that can be time consuming, tedious and invasive. However, single-point contact catheters have limited utility in diagnosing complex ventricular tachycardia, including those which are hemo-dynamically ill-tolerated or short in duration. The limited data produced in point-by-point mapping often does not provide the electrophysiologist with sufficient diagnostic power for a complete understanding of the ventricular tachycardia. Moreover, when attempted, diagnosing complex ventricular tachycardia with single-point, contact catheters can take from six to twelve hours and requires significant use of fluoroscopy to guide the catheter, which exposes both the patient and the medical staff to radiation.

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

    SUPRAVENTRICULAR TACHYCARDIA

    Approximately three million of the four million people in the United States who suffer from tachycardia have some form of SVT. Supraventricular tachycardia is an abnormally rapid beating of the atria which may reduce the amount of blood pumped into the ventricles, and, consequently, from the ventricles to the rest of the body. Although SVT can be debilitating, causing chest palpitations, fatigue and dizziness, it is generally not life-threatening. The principal types of SVT are Wolff-Parkinson-White syndrome ("WPW"), Atrioventricular Nodal Re-entrant Tachycardia ("AVNRT"), and atrial fibrillation and flutter.

    Approximately one million people in the United States suffer from WPW or AVNRT. The tachycardia associated with WPW and AVNRT are generally easy to diagnose and locate due to their more simple, single-site nature and predictable location within the atria. WPW and AVNRT have been effectively treated by catheter ablation with available contact catheters.

    Approximately two million people in the United States suffer from atrial fibrillation or atrial flutter. Atrial fibrillation is characterized by a disorganized and chaotic conduction of electrical activation, which results in ineffective pumping of the atria. Under these conditions, blood tends to pool and clot, increasing the risk of stroke. The American Heart Association estimates that approximately fifteen percent of all strokes in the United States are caused by atrial fibrillation. The incidence of atrial fibrillation is linked to aging and thus is expected to increase as the average age of the United States population increases.

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

THE ENSITE SYSTEM

    The Company is developing its proprietary EnSite System to address the need for more rapid, comprehensive and cost-effective diagnosis of complex forms of arryhthmia. The high resolution, three-dimensional, color display generated by the EnSite System is designed to provide electrophysiologists greater diagnostic capabilities than single-point contact catheter mapping devices currently available. The EnSite System will provide electrophysiologists with a real time, virtual image of the electrical activity of the heart without contacting the heart's surface. The EnSite System displays more than 3,000 points of electrical activity using the Company's proprietary algorithms. Diagnosis will be enhanced by the "virtual electrogram" function of the EnSite System workstation that allows electrophysiologists to instantaneously view the electrical activity at any of the more than 3,000 points displayed by selecting a specified point on the workstation's three-dimensional color map of the heart with the workstation's mouse pointer. In addition, the locator function of the EnSite System workstation will also enhance diagnosis and treatment by providing electrophysiologists with real-time feedback as to the precise location of auxiliary catheters introduced into the heart.

    The Company's EnSite System consists of the EnSite catheter and clinical workstation that together form an integrated system. The EnSite System is designed to map ventricular and atrial arryhthmia.

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

    THE ENSITE 3000 CLINICAL WORKSTATION

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

    The EnSite System's workstation also generates the EnGuide-TM- locator signal that can be emitted from selected electrodes on standard EP catheters introduced into the heart along with the EnSite catheter. The EnGuide locator signal provides electrophysiologists with an interactive method for locating and positioning auxiliary catheters. The locator function is designed to allow electrophysiologists to diagnose and treat complex tachycardia with significantly less use of fluoroscopy than is currently required when using presently available single-point contact catheters. The EnGuide locator signal is detected and displayed on the workstation's three-dimensional map to provide real-time feedback to the electrophysiologist as to the precise location of the catheter and to assist in guiding the catheter (or catheters) to a specific site on the endocardium.

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

RESEARCH AND DEVELOPMENT

    To date, the Company's primary activity has been research, development and testing of the EnSite catheter and the clinical workstation. Virtually all of the Company's research and development activity is performed internally by the Company's team of scientists, engineers and technicians, in consultation with the Company's Scientific Advisory Board and outside consultants. The Company's research and development team is divided among five groups: software engineering, applied research, hardware engineering, verification and validation, and catheter engineering. In addition, various members of the research and development team support the design and development of the manufacturing processes used in fabricating the EnSite catheter.

    Among its research and development goals, the Company is now pursuing the optimization of the EnSite System functionality for future software releases, incorporating location technology for use in conventional EP studies and developing new catheter technologies for reduced size and cost. The Company expects that its future research and development objectives will include developing new mapping and catheter configurations and software upgrades to enhance the capabilities and ease-of-use of the EnSite System as well as supporting the Company's manufacturing personnel in refining manufacturing processes, improvements and scale-up in connection with the commercialization of the EnSite System. The Company incurred research and development expenses of approximately $4.6 million, $6.7 million and $10.7 million for the fiscal years ended December 31, 1996, 1997 and 1998, respectively. The Company anticipates that it will continue to make significant investments in research and development.

MANUFACTURING

    The Company manufactures its EnSite catheters in its 3,200 square foot clean-room facility at its headquarters in St. Paul, Minnesota. The Company also performs final assembly and system level testing of all hardware and software components for the EnSite System clinical workstation at this facility.

    The manufacturing process for the EnSite catheter involves a number of steps and component parts. The Company assembles and tests each catheter individually prior to packaging and sterilization, which it conducts in accordance with the requirements of the FDA. The Company has designed its manufacturing processes to utilize automation to the extent appropriate in order to increase production volume and reduce costs.

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

    The Company has implemented a manufacturing quality program designed to meet all domestic and international standards for manufacturing medical devices. The Company will be required to meet the requirements of the FDA's good manufacturing practices ("GMP") in order to distribute its products in the United States, and the requirements for ISO 9001 and 9002 and CE Mark certification in order to distribute products in Europe. The Company received ISO 9001 certification for its catheter and quality system in August 1997, and ISO 9002 certification for the clinical work station and a CE Mark for each of the EnSite catheter and the EnSite 3000 clinical workstation in the first quarter of 1998. As part of the regulatory requirements, the Company's facilities and manufacturing processes will be subject to inspection and audit. If the Company fails to satisfy the GMP requirements, it may be required to alter its manufacturing processes. Moreover, any such failure could have a material adverse effect on the Company's ability to market its products, which could adversely affect its business and results of operations. The Company's suppliers will also be required to satisfy GMP standards.

SALES AND MARKETING

    The Company intends to employ a direct sales force in the United States and to use distributors for certain international markets. In September 1997 the Company signed a seven-year distribution agreement (the "Distribution Agreement") with Medtronic, Inc. to market the Company's diagnostic products for the electrophysiology markets in Europe and Japan. Under the terms of the Distribution Agreement, Medtronic has been granted exclusive distribution rights for the Company's products in Europe and Japan and has been granted certain rights for distribution in other regions outside North America. The Distribution Agreement was amended in January 1999 to provide Medtronic with exclusive distribution rights for the Company's products in Canada. The Company retains all distribution rights in the United States. In the first quarter of 1998 the Company received ISO 9002 certification for its workstation and a CE Mark for each of the EnSite catheter and the EnSite 3000 clinical workstation, allowing the Company to begin selling its products in the European Community. Distribution by Medtronic in Europe of the EnSite System and EnSite catheter began in the second quarter of 1998.

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

PATENTS AND PROPRIETARY RIGHTS

    The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company actively pursues patent protection in the United States and foreign jurisdictions for each of the areas of invention embodied in the EnSite System, and will actively pursue patent protection for proprietary aspects of its technology in the future. Currently, the Company has one U.S. patent application pending by which it is seeking to obtain protection for certain enhancements currently embodied in the EnSite System, relating to the catheter, catheter localization techniques and user interface elements. The Company also has four issued U.S. patents which relate to the technology underlying the EnSite System and development-stage versions of the system. One of these patents covers the catheter of the EnSite System and its development-stage versions. The remaining three patents are directed to measurement methodologies used in the development-stage versions of the EnSite System. The Company has also filed and has pending several foreign patent applications directed to various aspects of the technology underlying the EnSite System.

    In January 1998, the Company signed a license agreement with Medtronic, Inc. that gives the Company exclusive use of 3D intracardiac location technology for its EnSite System. The technology, when integrated with the EnSite System, will improve intracardiac catheter positioning while significantly reducing the use of harmful radiation.

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

    There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation in a court of law, or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions or an opposition to a patent grant in a foreign jurisdiction. The defense and prosecution of intellectual property suits, USPTO interference or opposition proceedings and related legal and administrative proceedings are both costly and time-consuming and could result in substantial uncertainty to the Company. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. Any litigation, opposition or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. There can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity. An adverse determination in any litigation could subject the Company to significant liabilities to third parties, require the Company to seek licenses from or pay royalties to third parties or prevent the Company from manufacturing, selling or using its proposed products, any of which could have a material adverse effect on the Company's business and prospects. The Company is not currently a party to any patent or other litigation.

COMPETITION

    The Company believes that its competitive success will depend primarily upon its ability to demonstrate the clinical efficacy of the EnSite System; effectively create market awareness and acceptance of the system while maintaining its proprietary nature; and manufacture and deliver the system on a timely basis. The tachycardia diagnostic mapping field of the medical device industry has attracted a high level of interest both from companies with an established presence in the field of electrophysiology and from more recently formed companies. The Company's competitors include companies that offer standard, single-point contact diagnostic catheters, and companies that offer multi-point, basket contact catheters for diagnosing tachycardia that use multiple electrodes to provide more data points for the measurement of the heart's electrical activity. The Company is also aware of other medical device companies that are developing alternatives to single-point contact catheter mapping technology.

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

    Medicare coverage is generally available for items and related services involving devices that have been classified by the FDA as "non-experimental/investigational" (Category B) devices and that are furnished in accordance with the FDA-approved investigational device exemption ("IDE") governing clinical trials. Based on the Company's IDE approval from the FDA for the EnSite System, the system has been classified as a Category B device. Even with items or services involving Category B devices, however, Medicare coverage may be denied if any other coverage requirements are not met, for example, if the treatment is not medically necessary for the specific patient. There can be no assurance that the Company's systems will be covered when they are used in clinical trials and, if covered, whether the payment amounts for their use will be considered to be adequate by health care providers. If the devices are not covered or the payments are considered to be inadequate, the Company may need to bear additional costs to sponsor such trials, and such costs could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The FDC Act provides two basic review procedures for medical devices. Certain products may qualify for a submission authorized by Section 510(k) of the FDC Act, wherein the manufacturer gives the FDA a premarket notification of the manufacturer's intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is substantially equivalent to another legally marketed product. Marketing may commence when the FDA issues a letter finding substantial equivalence. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a premarket approval ("PMA") application. This procedure requires more extensive prefiling testing than the 510(k) procedure and involves a significantly longer FDA review process.

    A PMA application must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application. Under the FDC Act, the FDA has 180 days to review a PMA application, although the review of such an application more often occurs over a protracted time period, and generally takes approximately two years or more from the date of filing to complete.

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

    The Company conducted clinical trials of its EnSite System on patients with VT in the United Kingdom in late 1995, 1996 and 1997 under an authorization of the Medical Devices Agency ("the MDA") of the British government. The Company submitted its IDE application to the FDA in May 1996 based on the results of the initial four patient trial plus extensive pre-clinical testing. Based on consultation with the FDA, and to further support its IDE submission, the Company conducted nine additional ventricular patient trials and submitted this data in November 1996 in an amendment to the IDE application. In December 1996, the FDA granted the Company an IDE to conduct in the United States a limited clinical trial of the EnSite System for left ventricular tachycardia mapping in five patients at one institution. The Company conducted in early 1997 a limited five patient clinical study authorized under the IDE. Based on the results of those trials, the FDA approved testing of the EnSite System on an additional ten patients. The Company had completed 13 of the 15 clinical trials in June 1997 when the FDA authorized full-scale testing of the EnSite System in 73 patients at up to five institutions in the United States. In December 1998, the Company filed a premarket notification application with the FDA under Section 510(k) of the FDC Act containing the results of its left ventricular multi-center clinical trials and indicating the Company's intention to commence marketing in the U.S. In March 1999, the Company announced that its FDA application for left ventricular use of the EnSite System will be submitted as a PMA application.

    The Company conducted an initial study of its technology for mapping atrial tachycardia in seven patients in the United Kingdom during the second half of 1996. The Company submitted an IDE application to the FDA in June 1997 for use of the EnSite System in the right atrium, and received an IDE approval in August 1997. In September 1998, the Company filed a 510(k) application with the FDA containing the results of its right atrial multi-center clinical trials.

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

    The Company received ISO 9001 certification for its catheter and quality system in August 1997, and ISO 9002 certification for the clinical workstation in March 1998. The ISO 9000 series of standards for quality operations have been developed to ensure that companies know the standards of quality to which they must adhere to receive certification. The European Union has promulgated rules which require that medical products receive, by mid-1998, the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. ISO 9000 certification is one of the CE Mark certification requirements. The Company has obtained CE certification for the EnSite catheter and for the EnSite 3000 clinical workstation.

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

EMPLOYEES

    The Company had a total of 91 full-time employees as of December 31, 1998. Of this number, 27 persons were engaged in research and development, 10 were involved in regulatory and quality assurance, 39 were involved with manufacturing and 15 were involved with administration, sales and marketing and support functions. No employee of the Company is covered by a collective bargaining agreement. In addition to its full-time workforce, the Company has consulting or other contractual relationships with 14 other individuals. The Company expects to add such new employees as are necessary to expand its manufacturing capacity for future commercial production.

EXECUTIVE OFFICERS

    The executive officers of the Company, their ages and positions and a brief biography of each individual are as follows:

NAME                                      AGE                                     POSITION
------------------------------------      ---      ----------------------------------------------------------------------
James W. Bullock....................          42   President and Chief Executive Officer and Director
Leota L. Pearson....................          40   Vice President, Finance and Chief Financial Officer
Frank J. Callaghan..................          45   Vice President, Research and Development
Richard J. Omilanowicz..............          46   Vice President, Manufacturing
Michael D. Dale.....................          39   Vice President, Worldwide Sales
Graydon E. Beatty...................          42   Chief Technical Officer and Director
Andrew K. Balo......................          51   Vice President of Regulatory, Clinical Affairs and Quality Assurance
Patrick J. Wethington...............          30   Director of Marketing

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

    LEOTA L. PEARSON has been Vice President, Finance and Chief Financial Officer since January 1999. In addition, Ms. Pearson served as Controller of the Company from July 1994 to January 1999. From November 1993 until joining the Company, Ms. Pearson served as Controller of General Litho Services, Inc., a printing company. Ms. Pearson completed her MBA in June 1993. From 1983 to 1990,

Ms. Pearson served as Controller of Orthomet, Inc., a manufacturer and distributor of orthopedic devices. Ms. Pearson is a Certified Public Accountant.

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

    MICHAEL D. DALE has been Vice President of Worldwide Sales since December 1998. From October 1996 until joining the Company, Mr. Dale was Vice President of Global Sales for Cyberonics, Inc., and was managing director of Cyberonics Europe S.A. From July 1988 to October 1996, Mr. Dale served in several capacities at St. Jude Medical, lastly as the Business Unit Director for St. Jude Medical Europe.

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

    PATRICK J. WETHINGTON has been Director of Marketing of the Company since November 1996. From March 1994 to October 1996, Mr. Wethington was the marketing manager for tachycardia products for Guidant/CPI's implantable cardioverter defibrillator pulse generator and endocardial lead business. From June 1992 to March 1994, Mr. Wethington served as a field clinical representative for Guidant/CPI's cardiac rhythm management products. From September 1990 to June 1992, Mr. Wethington served as a sales and marketing consultant for several businesses, including 3M, Dayton Hudson Corp. and Synet Service Corporation.

FORWARD-LOOKING STATEMENTS

    The above Business section and other parts of the Form 10-K Report contain forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those contained above in this Item 1, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 and Exhibit 99 to the Form 10-K Report.

ITEM 2. PROPERTIES

    The Company leases approximately 23,000 square feet in St. Paul, Minnesota as its corporate headquarters and production facility. The facility is leased through March 1999, and the Company is negotiating an extension of the lease. The Company believes that it will be able to extend its lease on reasonable terms and that this facility will be adequate to meet its needs through the full commercial introduction of its planned products.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not currently subject to any pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock began trading on the Nasdaq National Market under the symbol "ECSI" on March 19, 1997. On March 24, 1997, the Company received net proceeds of approximately $18,833,000 from an initial public offering of 2,250,000 shares of its common stock and approximately $6,278,000 from a concurrent private placement to Medtronic, Inc. of 750,000 shares of its common stock. Such proceeds have been, and will continue to be, used to fund the continued development and testing of, and including continued development and testing of, and including clinical trials for, the EnSite System; capital expenditures; research and development, manufacturing, sales and marketing activities; and working capital and other general corporate purposes.

    The following table sets forth, for the period indicated, the high and low sales prices of the Company's common stock, as quoted on the Nasdaq National Market.

                                                         1998                  1997
                                                 --------------------  --------------------
                                                   HIGH        LOW       HIGH        LOW
                                                 ---------  ---------  ---------  ---------
First Quarter..................................  $   14.75  $    9.63  $    9.25  $    9.00
Second Quarter.................................      14.25       9.38      10.00       6.88
Third Quarter..................................      10.75       6.25      15.00       9.63
Fourth Quarter.................................      10.50       4.13      14.00       9.50

    On March 15, 1999, the closing sales price per share of the Company's common stock as quoted on the Nasdaq National Market was $10.125 per share. On March 15, 1999, there were approximately 109 holders of record of the Company's common stock, representing approximately 1,550 stockholder accounts.

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

                                                 YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------
                                   1998        1997        1996        1995        1994
                                ----------  ----------  ----------  ----------  ----------
                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenue.......................  $    1,950  $   --      $   --      $   --      $   --
Cost of Goods Sold............       3,624      --          --          --          --
                                ----------  ----------  ----------  ----------  ----------
Gross Margin..................      (1,674)     --          --          --          --
Operating Expenses:
  Research & Development......      10,652       6,745       4,612       3,639       3,352
  General & Administrative....       1,774       2,106       1,724       1,088         857
  Sales & Marketing...........       1,310         831         374         123         282
Operating Loss................     (15,410)     (9,682)     (6,710)     (4,850)     (4,491)
Net Interest Income...........         725       1,127         229         116          83
                                ----------  ----------  ----------  ----------  ----------
  Net Loss....................  $  (14,685) $   (8,555) $   (6,481) $   (4,734) $   (4,408)
                                ----------  ----------  ----------  ----------  ----------
                                ----------  ----------  ----------  ----------  ----------
Net loss per share-basic and
  diluted.....................  $    (1.63) $    (1.21) $    (6.30) $    (4.63) $    (4.36)
                                ----------  ----------  ----------  ----------  ----------
                                ----------  ----------  ----------  ----------  ----------
Weighted average shares
  outstanding.................   8,989,477   7,065,378   1,029,239   1,022,757   1,011,168

                                                                     YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------
                                                        1998       1997       1996       1995       1994
                                                      ---------  ---------  ---------  ---------  ---------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...........................  $   8,718  $  22,230  $   6,157  $   1,864  $     305
Working capital (deficit)...........................      8,877     21,495      5,549      1,417       (195)
Total assets........................................     13,621     25,036      7,200      2,595      1,013
Long-term debt and capital lease obligations less
  current portion...................................        812        439        302        160         12
Accumulated deficit.................................    (39,864)   (25,178)   (16,623)   (10,143)    (5,409)
Total stockholders' equity..........................     10,463     22,776      6,214      1,916        476

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-K Report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements.

SUMMARY

    The Company was incorporated in May 1992. The Company develops, manufactures and markets the EnSite 3000 clinical workstation and EnSite catheter for use by electrophysiologists in diagnosing and mapping abnormal heart rhythms known as tachycardias. The EnSite 3000 clinical workstation and EnSite catheter are available in full market release to electrophysiologists in Europe.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

    GENERAL. During the year ended December 31, 1998, the Company incurred losses totaling $14,685,275, an increase of $6,130,281 from $8,554,994 for the year ended December 31, 1997. The Company is entering a period of growth in sales and marketing expenses related to market introduction.

    REVENUE AND COST OF GOODS SOLD. The Company began recording revenue in the second quarter of 1998. Revenue for the year ended December 31, 1998 was $1,950,497 and included sales of the Company's EnSite catheter and EnSite 3000 clinical workstation, including the Company's proprietary software, patient interface unit and other peripherals. Cost of goods sold and unabsorbed manufacturing expenses were $3,624,291 for the year ended December 31, 1998. Manufacturing expenses include costs for unabsorbed overhead from the production of inventory held for resale. The year ended December 31, 1998 includes an inventory write-off of $370,800 for the obsolescence of Silicon Graphics computer equipment

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense included compensation and benefit costs associated with the software, hardware, catheter and applied research departments, clinical trials, including regulatory expenses and prototype development. Research and development expenses increased to $10,651,709 from $6,744,553 for the years ended December 31, 1998, and 1997, respectively. The increase of $3,907,156 included $3,585,602 for the purchase of locator technology from Medtronic. The remaining increase was attributable to increases in clinical trial expenses, including regulatory expenses. The Company believes that research and development expenses will remain relatively flat during 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include professional and legal fees as well as personnel costs. Expenses were $1,774,326 for the year ended December 31, 1998, a decrease of $332,184 compared to expenses of $2,106,510 for the year ended December 31, 1997. The decrease was related to a reduction in personnel costs as well as a reduction in deferred compensation and expenses associated with the public offering.

    SALES AND MARKETING. Sales and marketing expenses include the cost of trade shows and marketing personnel costs. Expenses increased from $830,590 for the year ended December 31, 1997, to $1,310,284 for the year ended December 31, 1998. This increase of $479,694 was related to the European product introduction, market research activities and attendance at various scientific shows. Sales and marketing expenses are expected to increase throughout 1999 as the Company prepares for a U.S. product launch.

    INTEREST INCOME. Interest income was $811,482 and $1,212,122 for the years ended December 31, 1998 and 1997, respectively. The decrease was due primarily to the lower cash and cash equivalent balances.

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

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include costs associated with clinical trials including regulatory expenses, prototype development and compensation and benefits within the clinical, software, hardware, catheter and applied research departments. Research and development expenses increased to $6,744,553 or 46.2% in the year ended December 31, 1997, from $4,611,706 during the same period in 1996. The increase of $2,132,847 is attributable to increases in clinical trial expenses, personnel costs related to hiring additional engineering staff and amortization of deferred compensation. The Company believes that research and development expenditures will increase in the future as the Company expands clinical research activity and increases personnel to support product development.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include personnel costs and professional and legal fees associated with being a publicly held company. Expenses were $2,106,510 and $1,724,441 for the years ended December 31, 1997 and 1996, respectively. The increase of $382,069 or 22.2% was due to increases in personnel, as well as amortization of deferred compensation, rent and associated expenses related to expansion of the Company's facility.

    SALES AND MARKETING. Sales and marketing expenses include the cost of trade shows and marketing personnel costs. Expenses increased to $830,590 during the year ended December 31, 1997, from $373,348 during the same period in 1996. This increase is due to the establishment of a marketing department and related increases in salaries and related expenses. The Company expects continued increases in sale and marketing expenses as market research activities and scientific shows occur.

    INTEREST INCOME. Interest income was $1,212,122 and $293,585 for the years ended December 31, 1997 and 1996, respectively. The increase was due primarily to the higher cash and cash equivalent balances from the Company's equity offerings.

LIQUIDITY AND CAPITAL RESOURCES

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

    The Company's operations since inception have been primarily funded by net proceeds from the sales of common and preferred stock totaling approximately $50,420,000 through December 31, 1998. As of December 31, 1998 and December 31, 1997, the Company had cash, cash equivalents and short-term investments of $8,714,832 and $22,229,839, respectively.

    For the year ended December 31, 1998, the Company used $12,696,704 for operations and $1,288,210 for capital expenditures. Of the capital expenditures $1,049,230 was financed through capital leases.

    The Company has recently announced a financing agreement with Medtronic, Inc. Under the agreement, the Company will receive $7 million from Medtronic Asset Management, which is repayable by 2001 or, if earlier, at the close of a significant round of debt or equity financing.

    The Company believes that its existing cash, cash equivalents and short-term investments, with the addition of the Medtronic financing, will be sufficient to fund the operations of the Company through at least the next 12 months. The Company's future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company's products, the results of clinical trials and competition, the extent to which the Company's EnSite System gains market acceptance and the costs and timing of expansion of sales, marketing and manufacturing activities.

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

    The Company has formed a project team consisting of representatives from its information technology, finance, manufacturing, product development and quality department to address internal and external Year 2000 issues. The Company's internal financial, manufacturing and other operational computer systems have been upgraded to address Year 2000 issues. Management believes that the new software substantially addresses Year 2000 issues. The Company believes it has completed its Year 2000 compliance program for all of its significant internal financial and manufacturing systems. The Company may be required, however, to make minor modification to some of its existing hardware as well as various product development software packages in order for its computer system to function properly in the year 2000 and thereafter. The Company is currently assessing both of these areas and expects to complete this assessment in the first quarter 1999.

    The Company's product development processes will contain steps to include Year 2000 compliance verification for all current and future products. The Company believes that the EnSite System is Year 2000 compliant because it operates on a Unix operating system which should be unaffected by the Year 2000
issue.   The Company is currently completing validation testing for its products and expects to complete its Year 2000 compliance testing for its products during the first quarter 1999.

    In addition, the Company has received assurances from its major suppliers that they are addressing the Year 2000 issue and that product purchased by the Company from such suppliers will function properly in the year 2000. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. Even assuming that all material third parties confirm that they are or expect to be Year 2000 compliant by December 31, 1999, it is not possible to state with certainty that such parties will be so compliant. It is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in infrastructure areas as utilities, communication, transportation, banking and government.

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

    Based on the Company's assessment to date, the Company believes it will not experience any material disruption as a result of Year 2000 problems in its financial, internal manufacturing processes or the EnSite System. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has not yet developed a contingency plan to provide for continuity of processing in such event of various problem scenarios, but it will assess the need to develop such a plan based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying it major suppliers. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition. There can be no assurance, however, that unexpected difficulties will not arise and, if so, that the Company will be able to timely develop and implement a contingency plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company had approximately $8.7 million of cash and investments on December 31, 1998. Substantially all of the investments were U.S. government or investment grade, fixed income securities from domestic issuers. Because of the credit risk criteria of the Company's investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of the Company's investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company's investments, management believes that such an increase in interest rates would not have a material impact on the Company's future earnings or cash flows. Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies. Therefore, management does not believe the Company is exposed to any material foreign currency exchange rate risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Endocardial Solutions, Inc.

    We have audited the accompanying balance sheets of Endocardial Solutions, Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endocardial Solutions, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998.

                                          /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 12, 1999

                          ENDOCARDIAL SOLUTIONS, INC.

                                 BALANCE SHEETS

                                                                         DECEMBER 31
                                                                   ------------------------
                                                                      1998         1997
                                                                   -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents......................................  $   654,529  $ 1,512,656
  Short-term investments.........................................    8,060,303   20,717,173
  Accounts receivable............................................      475,750           --
  Inventories....................................................    1,827,061      848,063
  Prepaid expenses and other current assets......................      205,161      238,184
                                                                   -----------  -----------
Total current assets.............................................   11,222,804   23,316,076

Furniture and equipment..........................................    3,942,741    2,690,609
Less accumulated depreciation....................................   (1,668,305)  (1,093,978)
                                                                   -----------  -----------
                                                                     2,274,436    1,596,631
Deposits.........................................................       81,709       81,709
Patents, net of accumulated amortization (1998--$74,440;
  1997--$54,593).................................................       42,642       41,278
                                                                   -----------  -----------
Total assets.....................................................  $13,621,591  $25,035,694
                                                                   -----------  -----------
                                                                   -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................  $   762,147  $   910,782
  Accrued salaries and expenses..................................      706,724      515,620
  Current portion of capital lease obligations...................      876,959      356,057
  Current portion of long-term debt..............................           --       38,378
                                                                   -----------  -----------
Total current liabilities........................................    2,345,830    1,820,837

Capital lease obligations........................................      812,339      438,524

Stockholders' equity:
  Undesignated Preferred Stock, par value $.01 per share:
    Authorized shares--10,000,000
    Issued and outstanding shares--none..........................           --           --
  Common Stock, $.01 par value:
    Authorized shares--40,000,000
    Issued and outstanding shares--December 31, 1998--9,011,762;
      December 31, 1997--8,934,409...............................       90,118       89,344
  Additional paid-in capital.....................................   50,329,703   48,174,629
  Accumulated deficit............................................  (39,863,607) (25,178,332)
  Deferred compensation..........................................      (92,792)    (309,308)
                                                                   -----------  -----------
Total stockholders' equity.......................................   10,463,422   22,776,333
                                                                   -----------  -----------
Total liabilities and stockholders' equity.......................  $13,621,591  $25,035,694
                                                                   -----------  -----------
                                                                   -----------  -----------

SEE ACCOMPANYING NOTES.

                          ENDOCARDIAL SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED DECEMBER 31
                                                                   -----------------------------------------------
                                                                        1998             1997            1996
                                                                   ---------------  --------------  --------------
Revenue..........................................................  $     1,950,497  $           --  $           --
Cost of goods sold...............................................        3,624,291              --              --
                                                                   ---------------  --------------  --------------
Gross margin.....................................................       (1,673,794)             --              --
Operating expenses:
  Research and development.......................................       10,651,709       6,744,553       4,611,706
  General and administrative.....................................        1,774,326       2,106,510       1,724,441
  Sales and marketing............................................        1,310,284         830,590         373,348
                                                                   ---------------  --------------  --------------
Operating loss...................................................      (15,410,113)     (9,681,653)     (6,709,495)
Other income (expense):
  Interest income................................................          811,482       1,212,122         293,585
  Interest expense...............................................          (86,644)        (85,463)        (64,691)
                                                                   ---------------  --------------  --------------
                                                                           724,838       1,126,659         228,894
                                                                   ---------------  --------------  --------------
Net loss for the period and accumulated deficit..................  $   (14,685,275) $   (8,554,994) $   (6,480,601)
                                                                   ---------------  --------------  --------------
                                                                   ---------------  --------------  --------------
Net loss per share--basic and dilutive...........................  $         (1.63) $        (1.21) $        (6.30)
                                                                   ---------------  --------------  --------------
                                                                   ---------------  --------------  --------------
Weighted average shares outstanding..............................        8,989,477       7,065,378       1,029,239
                                                                   ---------------  --------------  --------------
                                                                   ---------------  --------------  --------------

SEE ACCOMPANYING NOTES.

                          ENDOCARDIAL SOLUTIONS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                       SERIES A              SERIES B              SERIES C
                                    PREFERRED STOCK       PREFERRED STOCK       PREFERRED STOCK       COMMON STOCK     ADDITIONAL
                                  -------------------  ---------------------  -------------------  ------------------    PAID-IN
                                   SHARES     AMOUNT     SHARES      AMOUNT     SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL
                                  ---------  --------  -----------  --------  ----------  -------  ---------  -------  -----------
Balance at December 31, 1995....    775,000  $  7,750    6,682,506  $ 66,825          --  $   --   1,028,563  $10,286  $11,973,840
  Sale of Series C Preferred
    Stock at $5.12 per share in
    April 1996, net of offering
    costs.......................         --        --           --        --   1,953,700  19,537          --      --     9,972,008
  Value of warrants granted in
    connection with lease
    agreements..................         --        --           --        --          --      --          --      --         7,680
  Exercise of stock options.....         --        --           --        --          --      --      24,865     248         6,151
  Deferred compensation related
    to stock options............         --        --           --        --          --      --          --      --     1,484,680
  Amortization of deferred
    compensation................         --        --           --        --          --      --          --      --            --
  Net loss......................         --        --           --        --          --      --          --      --            --
                                  ---------  --------  -----------  --------  ----------  -------  ---------  -------  -----------
Balance at December 31, 1996....    775,000     7,750    6,682,506    66,825   1,953,700  19,537   1,053,428  10,534    23,444,359
  Sale of Common Stock at $9.00
    per share in March 1997, net
    of offering costs...........         --        --           --        --          --      --   3,000,000  30,000    24,582,727
  Conversion of Preferred Stock
    to Common Stock.............   (775,000)   (7,750)  (6,682,506)  (66,825) (1,953,700) (19,537) 4,705,602  47,056        47,056
  Exercise of stock options.....         --        --           --        --          --      --     175,411   1,754       100,631
  Redemption of Common Stock....         --        --           --        --          --      --         (32)     --          (144)
  Amortization of deferred
    compensation................         --        --           --        --          --      --          --      --            --
  Net loss......................         --        --           --        --          --      --          --      --            --
                                  ---------  --------  -----------  --------  ----------  -------  ---------  -------  -----------
Balance at December 31, 1997             --        --           --        --          --      --   8,934,409  89,344    48,174,629
  Value of warrants granted in
    connection with purchase of
    technology..................         --        --           --        --          --      --          --      --     2,085,602
  Exercise of stock options.....         --        --           --        --          --      --      77,353     774        69,472
  Amortization of deferred
    compensation................         --        --           --        --          --      --          --      --            --
  Net loss......................         --        --           --        --          --      --          --      --            --
                                  ---------  --------  -----------  --------  ----------  -------  ---------  -------  -----------
Balance at December 31, 1998....         --  $     --           --  $     --          --  $   --   9,011,762  $90,118  $50,329,703
                                  ---------  --------  -----------  --------  ----------  -------  ---------  -------  -----------
                                  ---------  --------  -----------  --------  ----------  -------  ---------  -------  -----------


                                                   DEFERRED
                                  ACCUMULATED       COMPEN-
                                    DEFICIT         SATION        TOTAL
                                  ------------    -----------  -----------
Balance at December 31, 1995....  $(10,142,737)   $        --  $ 1,915,964
  Sale of Series C Preferred
    Stock at $5.12 per share in
    April 1996, net of offering
    costs.......................           --              --    9,991,545
  Value of warrants granted in
    connection with lease
    agreements..................           --              --        7,680
  Exercise of stock options.....           --              --        6,399
  Deferred compensation related
    to stock options............           --      (1,484,680)          --
  Amortization of deferred
    compensation................           --         773,271      773,271
  Net loss......................   (6,480,601)             --   (6,480,601)
                                  ------------    -----------  -----------
Balance at December 31, 1996....  (16,623,338)       (711,409)   6,214,258
  Sale of Common Stock at $9.00
    per share in March 1997, net
    of offering costs...........           --              --   24,612,727
  Conversion of Preferred Stock
    to Common Stock.............           --              --           --
  Exercise of stock options.....           --              --      102,385
  Redemption of Common Stock....           --              --         (144)
  Amortization of deferred
    compensation................           --         402,101      402,101
  Net loss......................   (8,554,994)             --   (8,554,994)
                                  ------------    -----------  -----------
Balance at December 31, 1997      (25,178,332)       (309,308)  22,776,333
  Value of warrants granted in
    connection with purchase of
    technology..................           --              --    2,085,602
  Exercise of stock options.....           --              --       70,246
  Amortization of deferred
    compensation................           --         216,516      216,516
  Net loss......................  (14,685,275)             --  (14,685,275)
                                  ------------    -----------  -----------
Balance at December 31, 1998....  $(39,863,607)   $   (92,792) $10,463,422
                                  ------------    -----------  -----------
                                  ------------    -----------  -----------

SEE ACCOMPANYING NOTES.

                          ENDOCARDIAL SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31
                                                                     --------------------------------------------
                                                                          1998           1997           1996
                                                                     --------------  -------------  -------------
OPERATING ACTIVITIES
Net loss...........................................................  $  (14,685,275) $  (8,554,994) $  (6,480,601)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..................................         619,483        463,666        291,712
    Amortization of deferred compensation..........................         216,516        402,101        773,271
    Value of warrants granted in connection with lease
      agreements...................................................              --             --          7,680
    Value of warrants granted in connection with purchase of
      technology...................................................       2,085,602             --             --
    Loss on disposal of equipment..................................           4,971          1,726            784
    Changes in operating assets and liabilities:
      Accounts receivable..........................................        (475,750)
      Inventory....................................................        (537,744)      (848,063)            --
      Prepaid expenses and other assets............................          33,024       (163,131)       (37,517)
      Accounts payable.............................................        (148,635)       644,926         32,095
      Accrued salaries and expenses................................         191,104        350,854         87,181
                                                                     --------------  -------------  -------------
Net cash used in operating activities..............................     (12,696,704)    (7,702,915)    (5,325,395)

INVESTING ACTIVITIES
Purchase of short-term investments.................................     (21,872,986)   (35,422,173)            --
Maturities of short-term investments...............................      34,529,855     14,705,000             --
Purchase of furniture and equipment................................        (238,980)      (584,499)      (144,691)
Patent expenditures................................................         (21,211)       (12,368)       (12,634)
Proceeds from sale of equipment....................................           5,797          1,958             --
                                                                     --------------  -------------  -------------
Net cash provided by (used in) investing activities................      12,402,475    (21,312,082)      (157,325)

FINANCING ACTIVITIES
Principal payments on notes payable and capital lease
  obligations......................................................        (634,144)      (344,806)      (221,522)
Proceeds from issuance of common stock.............................          70,246     24,714,968          6,403
Proceeds from issuance of preferred stock..........................              --             --      9,991,542
                                                                     --------------  -------------  -------------
Net cash (used in) provided by financing activities................        (563,898)    24,370,162      9,776,423
                                                                     --------------  -------------  -------------
(Decrease) increase in cash and cash equivalents...................        (858,127)    (4,644,835)     4,293,703
Cash and cash equivalents at beginning of year.....................       1,512,656      6,157,491      1,863,788
                                                                     --------------  -------------  -------------
Cash and cash equivalents at end of year...........................  $      654,529  $   1,512,656  $   6,157,491
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Purchase of equipment and inventory through capital lease
  obligations......................................................  $    1,490,484  $     622,519  $     409,125
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------

SEE ACCOMPANYING NOTES.

                          ENDOCARDIAL SOLUTIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. DESCRIPTION OF BUSINESS

    Endocardial Solutions, Inc. (the "Company") designs, develops and manufactures a minimally invasive and integrated system that locates and facilitates treatment of cardiac arrhythmias. Arrhythmias are abnormal heart rhythms caused by disorders interfering with the normal electrical activity of the heart, which, if undetected and untreated, can cause palpitations, dizziness and fainting, or sudden cardiac death. The Company is developing products to diagnose ventricular tachycardia, a widespread, complex and serious form of arrhythmia, and intends to utilize its technology to produce products to diagnose atrial arrhythmias, including atrial fibrillation. The Company believes that its proprietary technology will enable physicians to rapidly and accurately map the heart's electrical activity and locate the abnormal heart rhythms through three-dimensional imaging. Prior to 1998, the Company was a development stage company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1998 and 1997, the Company's cash equivalents consisted of investments in government securities carried at amortized cost which approximated market value, with no resulting unrealized gains and losses recognized.

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

SHORT-TERM INVESTMENTS

    Short-term investments consist of U.S. Government obligations and corporate debt securities with maturities of less than one year. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has classified the debt securities as available for sale. Available for sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At December 31, 1998, the fair value of the Company's investments approximates cost.

INCOME TAXES

    Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

                          ENDOCARDIAL SOLUTIONS, INC.

                               DECEMBER 31, 1998

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

STOCK-BASED COMPENSATION

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its options granted to employees and directors. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized. The Company applies the provisions of Statement 123 for options granted to members of its Scientific Advisory Board.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

NET LOSS PER SHARE

    Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding. Diluted earnings per share is not presented as the effect of outstanding options and warrants is antidilutive.

RECLASSIFICATION

    Certain prior year items have been reclassified to conform with the 1998 presentation.

3. INVENTORIES

    Inventories consist of the following:

                                                                            DECEMBER 31
                                                                      ------------------------
                                                                          1998         1997
                                                                      ------------  ----------
Raw materials.......................................................  $  1,187,677  $  444,289
Work-in-progress....................................................       235,908     136,343
Finished goods......................................................       403,476     267,431
                                                                      ------------  ----------
                                                                      $  1,827,061  $  848,063
                                                                      ------------  ----------
                                                                      ------------  ----------

                          ENDOCARDIAL SOLUTIONS, INC.

                               DECEMBER 31, 1998

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    During January 1995, the Company executed a two-year and a three-year loan agreement for approximately $245,000 and $259,000, respectively. The two-year and three-year loan agreements accrue interest at 11.5% and 10.5% per annum, respectively, and are payable in monthly installments of $11,377 and $8,358 including interest, respectively. The total amount payable under the loan agreements as of December 31, 1998 and 1997 was $-0- and $38,378, respectively.

    The Company has entered into an equipment lease agreement with a venture leasing company which provides lease financing of up to $1.1 million under a lease line of credit for the acquisition of furniture, fixtures and research and development equipment. As of December 31, 1998, the Company had used the entire line of credit, the sum of which is included under capital lease obligations on the Company's balance sheets. The Company had outstanding capital lease obligations of $438,519 and $794,581 at December 31, 1998 and 1997, respectively.

    The Company has entered into an equipment lease agreement with a venture leasing company which provides lease financing of up to $2.0 million under a lease line of credit for the acquisition of furniture, fixtures and research and development equipment. As of December 31, 1998, the Company had used $1,049,238 of the line of credit the sum of which is included under capital lease obligations on the Company's balance sheets. The Company had outstanding capital lease obligations of $968,633 at December 31, 1998.

    The Company has entered into a capital lease agreement with a third party related to the purchase of inventory components. At December 31, 1998, the Company had $282,146 under this obligation.

    The cost of furniture and equipment in the accompanying balance sheets includes the following amounts under capital leases:

                                                                           DECEMBER 31
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Research and development equipment................................  $  2,077,331  $  1,082,158
Less accumulated amortization.....................................       606,992       269,584
                                                                    ------------  ------------
Net assets under capital leases...................................  $  1,470,339  $    812,574
                                                                    ------------  ------------
                                                                    ------------  ------------

                          ENDOCARDIAL SOLUTIONS, INC.

                               DECEMBER 31, 1998

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
    Future minimum lease payments under capital leases consisted of the following as of December 31, 1998:

                                                                                    CAPITAL
                                                                                    LEASES
                                                                                 -------------
Year ending December 31:
    1999.......................................................................   $   967,516
    2000.......................................................................       391,083
    2001.......................................................................       306,368
    2002.......................................................................       194,239
                                                                                 -------------
Total minimum payments.........................................................     1,859,206
Less amount representing interest..............................................       169,908
                                                                                 -------------
Present value of net minimum payments..........................................     1,689,298
Less current portion...........................................................       876,959
                                                                                 -------------
Long-term obligations, net of current portion..................................   $   812,339
                                                                                 -------------
                                                                                 -------------

    Interest paid for the years ended December 31, 1998, 1997 and 1996 was $86,644, $85,463 and $64,691, respectively.

5. OPERATING LEASES

    The Company leases its office facility and certain equipment under operating lease agreements which expire on various dates through 1999. Under the office facility agreement, the Company is required to pay a base rent plus certain operating expenses. Rent expense was $381,714, $258,895 and $178,419 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Future minimum lease commitments required under non-cancelable operating leases as of December 31, 1998 are as follows:

Year ending December 31:
    1999..........................................................  $ 124,449
                                                                    ---------
                                                                    ---------

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

    On October 29, 1993 and on November 29, 1993, the Company borrowed $125,000 on each date from certain Series A Preferred stockholders. The notes earned interest at 7% and were either payable January 15, 1994 or convertible into Series B Preferred Stock at a price equal to the price paid per share by

                          ENDOCARDIAL SOLUTIONS, INC.

                               DECEMBER 31, 1998

6. PREFERRED STOCK (CONTINUED)
investors purchasing Series B Preferred Stock. The notes were converted into 147,058 shares of Preferred Stock on December 23, 1993.

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

7. REVERSE STOCK SPLIT

    On February 3, 1997, the Board of Directors approved a reverse stock split of 1-for-2 for the Company's common stock and preferred stock. Accordingly, all share, per share, weighted average share, and stock option information were restated to reflect the split. The reverse stock split had no effect upon the number of shares of preferred stock issued and outstanding (as opposed to the conversion prices of the preferred stock and the number of shares of common stock into which the preferred stock is converted). Accordingly, the preferred stock and preferred stock price amounts were not adjusted for the reverse stock split.

8. STOCK OPTIONS AND WARRANTS

    The Company has adopted the 1993 Long-Term Stock Option Plan (the "Plan") under which directors, officers, employees and consultants of the Company may receive options to purchase common stock. The options granted under the Plan can either be incentive stock options or non-statutory stock options. Options granted under the Plan may not be at a price less then the fair market value of the common stock on the date of grant.

    In 1997, the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the automatic grant of non-statutory stock options of common stock to non-employee directors. The option price for non-employee directors is equal to the fair market value of a share of common stock as of the grant date.

                          ENDOCARDIAL SOLUTIONS, INC.

                               DECEMBER 31, 1998

8. STOCK OPTIONS AND WARRANTS (CONTINUED)
    The following table summarizes the activity under the Company's stock option plans:

                                                                1993 LONG-TERM PLAN OPTIONS
                                        DIRECTOR'S PLAN                 OUTSTANDING             WEIGHTED
                                    ------------------------  -------------------------------    AVERAGE
                                      SHARES                   SHARES                           EXERCISE
                                     AVAILABLE     OPTIONS    AVAILABLE                           PRICE
                                     FOR GRANT   OUTSTANDING  FOR GRANT     NSO        ISO      PER SHARE
                                    -----------  -----------  ---------  ---------  ---------  -----------
Balance at December 31, 1995......          --           --      93,562     81,313    554,062   $     .32
    Additional shares reserved for
      issuance....................          --           --     350,000         --         --          --
    Granted.......................          --           --    (298,750)     6,250    292,500        2.80
    Canceled......................          --           --      11,478         --    (11,478)        .33
    Exercised.....................          --           --          --    (10,313)   (14,552)        .26
                                    -----------  -----------  ---------  ---------  ---------
Balance at December 31, 1996......          --           --     156,290     77,250    820,532        1.14
    Additional shares reserved for
      issuance....................     200,000           --     600,000         --         --          --
    Granted.......................     (50,000)      50,000    (235,500)        --    235,500       11.00
    Canceled......................          --           --      36,407         --    (36,407)       9.69
    Exercised.....................          --           --          --    (34,750)  (140,659)        .59
                                    -----------  -----------  ---------  ---------  ---------
Balance at December 31, 1997......     150,000       50,000     557,197     42,500    878,966        3.68
    Granted.......................     (20,000)      20,000    (224,500)        --    224,500        9.98
    Canceled......................          --           --      88,982         --    (88,982)       4.18
    Exercised.....................          --           --          --     (5,000)   (72,353)       1.41
                                    -----------  -----------  ---------  ---------  ---------
Balance at December 31, 1998......     130,000       70,000     421,679     37,500    942,131   $    5.26
                                    -----------  -----------  ---------  ---------  ---------
                                    -----------  -----------  ---------  ---------  ---------

    The following table summarizes information about the stock options outstanding at December 31, 1998:

                                         OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                -------------------------------------   -----------------------
                                               WEIGHTED-    WEIGHTED-                 WEIGHTED-
                                                AVERAGE      AVERAGE                   AVERAGE
                                               REMAINING    EXERCISE                  EXERCISE
                                  NUMBER      CONTRACTUAL   PRICE PER     NUMBER      PRICE PER
RANGE OF EXERCISE PRICES        OUTSTANDING      LIFE         SHARE     EXERCISABLE     SHARE
------------------------------  -----------   -----------   ---------   -----------   ---------
$  .20 - $  .60...............     401,845       5.95        $  .34       363,716      $  .34
  2.40 -   3.70...............     143,439       7.62          2.89        80,358        2.80
  5.00 -   9.38...............     227,847       8.40          8.36        69,120        8.45
 10.50 -  13.13...............     276,500       9.12         11.11        44,411       11.54
                                -----------                             -----------
$  .20 - $13.13...............   1,049,631       7.54          5.26       557,605        2.58
                                -----------                             -----------
                                -----------                             -----------

    Options outstanding under the stock option plans expire at various dates during the period from April 2003 through December 2008. Exercise prices for options outstanding as of December 31, 1998 ranged from $.20 to $13.13 per share. The number of options exercisable as of December 31, 1998, 1997 and 1996 were 557,605, 405,670 and 375,655, respectively, at weighted-average exercise prices of $2.58, $1.18 and $.36 per share, respectively.

                          ENDOCARDIAL SOLUTIONS, INC.

                               DECEMBER 31, 1998

8. STOCK OPTIONS AND WARRANTS (CONTINUED)
    The weighted-average grant date fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $4.87, $4.70 and $5.58 per
share, respectively.

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

    Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rates ranging from 5.0% to 6.2%, dividend yields of -0-, volatility factors of the expected market price of the Company's stock ranging from .41 to .56 and a weighted-average expected life of the options of four years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                        1998           1997          1996
                                                    -------------  ------------  ------------
Pro forma net loss................................  $  15,568,720  $  9,425,150  $  6,836,294
                                                    -------------  ------------  ------------
                                                    -------------  ------------  ------------
Pro forma net loss per common share...............  $        1.73  $       1.33  $       6.64
                                                    -------------  ------------  ------------
                                                    -------------  ------------  ------------

    The pro forma effect on net loss for 1998, 1997 and 1996 is not representative of the pro forma effect on net loss in future years because it does not take into consideration expense related to grants made prior to 1995.

    The Company also has an Employee Stock Purchase Plan under which 200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the Employee Stock Purchase Plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are each three months. Employees may designate up to 15% of their compensation for the purchase of stock under the Employee Stock Purchase Plan.

                          ENDOCARDIAL SOLUTIONS, INC.

                               DECEMBER 31, 1998

9. DEFERRED COMPENSATION

    For options granted during the year ended December 31, 1996 to purchase a total of 298,750 shares of common stock at exercise prices ranging from $.34 to $5.00 per share, the Company recognized $1,484,680 as deferred compensation for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deferred compensation expense is amortized ratably over the vesting period of the options. For the years ended December 31, 1998, 1997 and 1996, $216,516, $402,101 and $773,271 was expensed, respectively.

    The remaining unamortized deferred compensation is expected to be charged to operations as follows:

1999...............................................................  $  92,792
                                                                     ---------
                                                                     ---------

10. INCOME TAXES

    At December 31, 1998, the Company had net operating loss carryforwards of approximately $36,464,000. The net operating loss carryforwards are available to offset future taxable income and begin to expire in the year 2008. No benefit has been recorded for such loss carryforwards, and utilization in future years may be limited under Section 382 of the Internal Revenue Code if significant ownership changes have occurred.

    Components of deferred tax assets are as follows:

                                                         DECEMBER 31,
                                                   -------------------------
                                                       1998         1997
                                                   ------------  -----------
Deferred tax assets:
    Net operating loss carryforwards.............  $ 14,585,600  $ 9,762,000
    Inventory reserve............................        12,000       21,000
    Accrued liabilities..........................       283,000      201,000
                                                   ------------  -----------
                                                     14,880,600    9,984,000

Deferred tax liabilities:
    Depreciation and amortization................      (248,000)    (186,000)
                                                   ------------  -----------
Net deferred tax assets..........................    14,632,600    9,798,000
Valuation allowance..............................   (14,632,600)  (9,798,000)
                                                   ------------  -----------
Total net deferred tax assets....................  $         --  $        --
                                                   ------------  -----------
                                                   ------------  -----------

11. RELATED PARTY TRANSACTION

    The Company paid approximately $8,600, $16,000 and $59,000 for the years ended December 31, 1998, 1997 and 1996, respectively, to Novel Biomedical in connection with research and development performed for the Company. The owner of Novel Biomedical is a founder and stockholder of the Company.

12. SOURCES OF SUPPLY

    The Company purchases raw materials and certain key components of its products, including the computer workstation and certain components for its catheter from sole, single or limited source suppliers.

                          ENDOCARDIAL SOLUTIONS, INC.

                               DECEMBER 31, 1998

12. SOURCES OF SUPPLY (CONTINUED)
The Company currently has no agreements that would assure delivery of raw materials and components from such suppliers. Establishing additional or replacement suppliers for any of the numerous components used in the Company's products, if required, may not be accomplished quickly and could involve significant additional costs. The inability of any of the Company's suppliers to provide an adequate supply of components in a timely manner, or the inability of the Company to locate qualified alternative suppliers for material and components at reasonable costs, could adversely affect the Company's business, financial condition and results of operations.

13. LICENSE AGREEMENT

    In January 1998, the Company entered into a license agreement with Medtronic, Inc. to license certain technology developed by Medtronic. As consideration for the rights to utilize the developed technology, the Company paid Medtronic $1,500,000 and granted Medtronic a warrant to purchase 447,554 shares of the Company's common stock at an exercise price of $11.1125 per share. The warrant was deemed to have a value of $2,085,602. This amount, along with the cash payment to Medtronic, has been expensed as research and development. If the Company develops a product that reaches commercialization, the Company will grant to Medtronic an additional warrant to purchase 223,777 shares of common stock. The exercise price of the warrant will be 1.25 times the average closing price of the Company's common stock for the twenty days prior to the commercial products introduction. The value of the additional warrants will be amortized over the shorter of the license agreement or the life of the developed product. This additional warrant becomes exercisable one year after being granted and remains outstanding for five years. The additional warrant will also be granted if the Company undergoes a change in control. If the option is granted due to a change in control it becomes immediately exercisable.

14. SIGNIFICANT CUSTOMER

    The Company has a distributor that represents 100% of all net revenues for the year ended December 31, 1998.

15. SUBSEQUENT EVENT

    In February 1999, the Company entered into a $7,000,000 note agreement with Medtronic. Under the agreement, the Company received $3,500,000 in February 1999 and has the option to receive an additional $3,500,000 upon the Company providing a written request to Medtronic on or before December 31, 1999. The note agreement bears interest at 8%. Accrued interest on the note is payable on a quarterly basis. Any borrowings under the note are due on the earlier of the following: (i) the closing of any financing from which the Company receives net proceeds of at least $20,000,000; (ii) a change of control; or (iii) February 2, 2001. Medtronic also received a warrant to purchase shares of the Company's common stock. The number of shares Medtronic can purchase is based upon the amount outstanding under the note agreement, plus any accrued interest, divided by the exercise price, which as of the note agreement date was $10.08. The warrant may be exercised only immediately before a change of control in the Company if there remains an amount outstanding under the note agreement, or upon an event of default by the Company. Medtronic may exercise the warrant by either converting any outstanding amounts due under the note agreement or paying cash for the shares of common stock acquired.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The section under the heading "Election of Directors" and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 27, 1999 (the "1999 Proxy Statement"), which definitive 1999 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 1998, are incorporated herein by reference.

    See Item 1 in Part I hereof for information regarding Executive Officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

    The section under the heading "Election of Directors" entitled "Compensation of Directors" and the section entitled "Executive Compensation" in the 1999 Proxy Statement, which definitive 1999 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 1998, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, which definitive 1999 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Transactions" in the 1999 Proxy Statement, which definitive 1999 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 1998, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

    (1) Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K.

                                                                          PAGE IN THIS
                                                                             ANNUAL
                                                                             REPORT
                                                                         ---------------
Report of Independent Auditors.........................................            23

Audited Financial Statements
Balance Sheets.........................................................            24
Statements of Operations...............................................            25
Statements of Changes in Stockholders' Equity..........................            26
Statements of Cash Flows...............................................            27
Notes to Financial Statements..........................................            28

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

   10.2    Amendment No 4 to the Real Property Lease Agreement dated September 15, 1993 between the Company and the Port Authority of St. Paul (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K, dated March 31, 1998
             (File No. 0-22233)).

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

   10.8    Investment Agreement dated April 26, 1996 between the Company and Medtronic, Inc.
             (incorporated by reference to Exhibit 10.8 to the Company's Registration
             Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March
             13, 1997 and March 18, 1997 (File No. 333-20677))

   10.9    Amended and Restated Investors Rights Agreement dated January 31, 1995, together with Amendments thereto dated March 1, 1995 and April 26, 1996, respectively, between the Company and the holders of the Company's Series A and Series B
             Preferred Stock (incorporated by reference to Exhibit 10.9 to the Company's
             Registration Statement on Form S-1, dated January 29, 1997, as amended on March
             5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))

   10.10   Stock Purchase Agreement between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1,
             dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18,
             1997 (File No. 333-20677))

   10.11   Purchase Agreement between the Company, Piper Jaffray Inc., and Volpe, Welty &
             Company LLC (incorporated by reference to Exhibit 1.1 to the Company's
             Registration Statement on Form S-1, dated January 29, 1997, as amended on March
             5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))

   10.12   Distribution/Supply Agreement, dated September 8, 1997, between the Company and
             Medtronic, Inc. (incorporated by reference to Exhibit 10.13 to the Company's
             Registration Statement on Form S-1, dated July 23, 1997, as amended on January 9,
             1998, June 4, 1998 and July 31, 1998 (File No. 333-31927))

   10.13   License Agreement, dated January 30, 1998, between the Company and Medtronic, Inc.
             (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1998, as amended on July 31, 1998 (File
             No. 0-22233))

   10.14   Master Lease Agreement dated May 4, 1998, between the Company and Transamerica
             Business Credit Corporation (incorporated by reference to Exhibit 10.1 to the
             Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (file
             No. 0-22233))

  10.15**  Amendment to Distribution/Supply Agreement dated December 11, 1998 between the
             Company and Medtronic, Inc. (filed herewith)

   10.16   Note Purchase Agreement dated February 2, 1999, between the Company and Medtronic
             Asset Management, Inc. (filed herewith)

   10.17   Warrant, dated February 2, 1999, to purchase shares of common stock, issued by the
             Company to Medtronic Asset Management, Inc. (filed herewith)

   10.18   Extension of Lease Commitment, dated February 12, 1999, by Transamerica Business
             Credit Corporation (filed herewith)

   23      Consent of Ernst & Young LLP (filed herewith)

   24      Power of Attorney (included on signature page of this Report)

   27      Financial Data Schedule (filed herewith)

   99      Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
             Securities Litigation Reform Act of 1995 (filed herewith)

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of the Form 10-K Report.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.15 have been deleted and filed separately with the Securities and Exchange commission pursuant to a request for confidential treatment.

(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Paul, Minnesota.

Date: March 30, 1999            ENDOCARDIAL SOLUTIONS, INC.

                                By              /s/ JAMES W. BULLOCK
                                     -----------------------------------------
                                                  James W. Bullock
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 1999.

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James W. Bullock and Leota L. Pearson (with full power to act alone), as his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Endocardial Solutions, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

          SIGNATURE                       TITLE
------------------------------  --------------------------
                                President, Chief Executive
     /s/ JAMES W. BULLOCK         Officer and Director
------------------------------    (Principal Executive
       James W. Bullock           Officer)

     /s/ LEOTA L. PEARSON       Chief Financial Officer
------------------------------    (Principal Financial and
       Leota L. Pearson           Accounting Officer)

    /s/ GRAYDON E. BEATTY
------------------------------  Director
      Graydon E. Beatty

    /s/ JAMES E. DAVERMAN
------------------------------  Director
      James E. Daverman

  /s/ ROBERT G. HAUSER, M.D.
------------------------------  Director
    Robert G. Hauser, M.D.

      /s/ RONALD H. KASE
------------------------------  Director
        Ronald H. Kase

    /s/ STEVEN R. LAPORTE
------------------------------  Director
      Steven R. LaPorte

                               INDEX TO EXHIBITS

    3.1    Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1,
             dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18,
             1997 (File No. 333-20677))
    3.2    Amended Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the
             Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
    4.1    Warrant Agreement dated November 18, 1993 between the Company and Tikkun Resource
             Development relating to warrant issued to Tikkun Resource Development to purchase shares of common stock (incorporated by reference to Exhibit 4.2 to the Company's
             Registration Statement on Form S-1, dated January 29, 1997, as amended on March
             5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
    4.2    Warrant Agreement dated November 15, 1994 between the Company and Comdisco, Inc.
             relating to Warrant issued to Comdisco, Inc. to purchase shares of Series B
             Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's
             Registration Statement on Form S-1, dated January 29, 1997, as amended on March
             5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
    4.3    Warrant Agreement dated August 20, 1996 between the Company and Comdisco, Inc.
             relating to Warrant issued to Comdisco, Inc. to purchase shares of Series D
             Preferred Stock (incorporated by reference to Exhibit 4.4 to the Company's
             Registration Statement on Form S-1, dated January 29, 1997, as amended on March
             5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
   10.1    Real Property Lease Agreement dated September 15, 1993 between the Company and the
             Port Authority of St. Paul, together with Amendment Nos. 1, 2 and 3 thereto dated
             February 6, 1995, May 16, 1995, June 4, 1996, respectively (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1,
             dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18,
             1997 (File No. 333-20677))
   10.2    Amendment No 4 to the Real Property Lease Agreement dated September 15, 1993 between the Company and the Port Authority of St. Paul (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K, dated March 31, 1998
             (File No. 0-22233)).
   10.3    Master Lease Agreement dated November 14, 1994, as amended, between the Company and
             Comdisco, Inc., with Exhibits (incorporated by reference to Exhibit 10.2 to the
             Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
   10.4*   1993 Long-Term Incentive and Stock Option Plan, including forms of option agreements (incorporated by reference to Exhibit 10.3 to the Company's
             Registration Statement on Form S-1, dated January 29, 1997, as amended on March
             5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
   10.5*   Directors' Stock Option Plan (incorporated by reference to Exhibit 10.4 to the
             Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
   10.6*   1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the
             Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
   10.7*   Employment Agreement dated May 25, 1994 between the Company and James W. Bullock
             (incorporated by reference to Exhibit 10.6 to the Company's Registration
             Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March
             13, 1997 and March 18, 1997 (File No. 333-20677))

   10.8    Investment Agreement dated April 26, 1996 between the Company and Medtronic, Inc.
             (incorporated by reference to Exhibit 10.8 to the Company's Registration
             Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March
             13, 1997 and March 18, 1997 (File No. 333-20677))
   10.9    Amended and Restated Investors Rights Agreement dated January 31, 1995, together with Amendments thereto dated March 1, 1995 and April 26, 1996, respectively, between the Company and the holders of the Company's Series A and Series B
             Preferred Stock (incorporated by reference to Exhibit 10.9 to the Company's
             Registration Statement on Form S-1, dated January 29, 1997, as amended on March
             5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
   10.10   Stock Purchase Agreement between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1,
             dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18,
             1997 (File No. 333-20677))
   10.11   Purchase Agreement between the Company, Piper Jaffray Inc., and Volpe, Welty &
             Company LLC (incorporated by reference to Exhibit 1.1 to the Company's
             Registration Statement on Form S-1, dated January 29, 1997, as amended on March
             5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
   10.12   Distribution/Supply Agreement, dated September 8, 1997, between the Company and
             Medtronic, Inc. (incorporated by reference to Exhibit 10.13 to the Company's
             Registration Statement on Form S-1, dated July 23, 1997, as amended on January 9,
             1998, June 4, 1998 and July 31, 1998 (File No. 333-31927))
   10.13   License Agreement, dated January 30, 1998, between the Company and Medtronic, Inc.
             (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1998, as amended on July 31, 1998 (File
             No. 0-22233))
   10.14   Master Lease Agreement dated May 4, 1998, between the Company and Transamerica
             Business Credit Corporation (incorporated by reference to Exhibit 10.1 to the
             Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (file
             No. 0-22233))
  10.15**  Amendment to Distribution/Supply Agreement dated December 11, 1998 between the
             Company and Medtronic, Inc. (filed herewith)
   10.16   Note Purchase Agreement dated February 2, 1999, between the Company and Medtronic
             Asset Management, Inc. (filed herewith)
   10.17   Warrant, dated February 2, 1999, to purchase shares of common stock, issued by the
             Company to Medtronic Asset Management, Inc. (filed herewith)
   10.18   Extension of Lease Commitment, dated February 12, 1999, by Transamerica Business
             Credit Corporation (filed herewith)
   23      Consent of Ernst & Young LLP (filed herewith)
   24      Power of Attorney (included on signature page of this Report)
   27      Financial Data Schedule (filed herewith)
   99      Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
             Securities Litigation Reform Act of 1995 (filed herewith)

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of the Form 10-K Report.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.15 have been deleted and filed separately with the Securities and Exchange commission pursuant to a request for confidential treatment.