Form 10-Q
period 1999-03-31
ENDOCARDIAL SOLUTIONS INC
filed 1999-05-17
CIK 940659

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED MARCH 31, 1999
               ----------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM                TO              .
              --------------    -------------

COMMISSION FILE NO. 0-22233

ENDOCARDIAL SOLUTIONS, INC.
---------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                         41-1724963
--------                                         ----------
(STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                   NUMBER)

1350 ENERGY LANE                                 (651) 523-6900
SUITE 110                                        -------------
SAINT PAUL, MINNESOTA  55108                     (REGISTRANT'S TELEPHONE NUMBER
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

                    YES   X                     NO
                        -----                      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $.01 PAR VALUE                                  9,045,627
----------------------------                     (NUMBER OF SHARES OUTSTANDING
(CLASS)                                                  AT MARCH 31, 1999)

                                      INDEX

                           ENDOCARDIAL SOLUTIONS, INC.

                                                                            PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets - March 31, 1999 and December 31, 1998                  3

         Statements of Operations - Three month periods ended
         March 31, 1999 and March 31, 1998                                      4

         Statements of Cash Flows - Three months ended
         March 31, 1999 and March 31, 1998                                      5

         Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                       7-9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             10


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.  Exhibits and Reports on Form 8-K                                       10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ENDOCARDIAL SOLUTIONS, INC.

                                 BALANCE SHEETS

                                                                            March 31,         December 31,
                                                                               1999               1998
                                                                        ----------------   -----------------
                                                                           (Unaudited)            (Note)
ASSETS
Current Assets:
   Cash and cash equivalents                                             $    1,613,923     $       654,529
   Short-term investments                                                     7,349,033           8,060,303
   Accounts Receivable                                                          931,199             475,750
   Inventories                                                                1,928,308           1,827,061
   Prepaid expenses and other current assets                                    169,065             205,161
                                                                        ----------------   -----------------
Total current assets                                                         11,991,528          11,222,804

Furniture and equipment                                                       4,268,631           3,942,741
Less accumulated depreciation                                                (1,840,312)         (1,668,305)
                                                                        ----------------   -----------------
                                                                              2,428,319           2,274,436

Deposits                                                                         81,709              81,709
Patents, net of accumulated amortization
 (1999 - $78,630; 1998 - $74,440)                                                38,452              42,642
                                                                        ----------------   -----------------
Total assets                                                             $   14,540,008     $    13,621,591
                                                                        ----------------   -----------------
                                                                        ----------------   -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                      $    1,169,716     $       762,147
   Accrued salaries and expenses                                                524,366             706,724
   Current portion of capital lease obligations                                 886,865             876,959
                                                                        ----------------   -----------------
Total current liabilities                                                     2,580,947           2,345,830

Capital lease obligations                                                     4,381,371             812,339

Stockholders' equity:
  Undesignated Preferred Stock, par value $.01 per share:
    Authorized shares--10,000,000
    Issued and outstanding shares--none                                               -                   -
  Common Stock, $.01 par value
    Authorized shares--March 31, 1999--40,000,000;
     December 31, 1998--40,000,000
    Issued and outstanding shares--March 31, 1999--9,045,627;
     December 31, 1998--9,011,762                                                90,456              90,118
  Additional paid-in capital                                                 50,437,280          50,329,703
  Accumulated deficit                                                       (42,880,450)        (39,863,607)
  Deferred compensation                                                         (69,596)            (92,792)
                                                                        ----------------   -----------------
Total stockholders' equity                                                    7,577,690          10,463,422
                                                                        ----------------   -----------------
Total liabilities and stockholders' equity                               $   14,540,008     $    13,621,591
                                                                        ----------------   -----------------
                                                                        ----------------   -----------------

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                         ENDOCARDIAL SOLUTIONS, INC.

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                      For the Three Months Ended
                                                                  ----------------------------------
                                                                      March 31,          March 31,
                                                                        1999                1998
                                                                  ----------------  ----------------
Revenue                                                            $   1,293,381     $           -

  Cost of goods sold                                                   1,441,918           517,125
                                                                  ----------------  ----------------
Gross margin                                                            (148,537)         (517,125)

Operating expenses:
  Research and development                                             1,364,980         5,339,649
  General and administrative                                             475,549           374,132
  Sales and marketing                                                    978,542           247,239
                                                                  ----------------  ----------------
Operating loss                                                        (2,967,608)       (6,478,145)

Other income (expense):
  Interest income                                                        113,077           277,935
  Interest expense                                                       (58,551)          (17,173)
                                                                  ----------------  ----------------
                                                                          54,526           260,762
                                                                  ----------------  ----------------

Net loss for the period and accumulated deficit                    $  (2,913,082)    $  (6,217,383)
                                                                  ----------------  ----------------
                                                                  ----------------  ----------------

Net loss per share - basic and diluted                             $       (0.32)    $       (0.69)
                                                                  ----------------  ----------------
                                                                  ----------------  ----------------

Weighted average shares outstanding                                    9,023,632         8,961,187
                                                                  ----------------  ----------------
                                                                  ----------------  ----------------

SEE ACCOMPANYING NOTES.

                           ENDOCARDIAL SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                      For the Three Months Ended
                                                                                  ----------------------------------
                                                                                      March 31,          March 31,
                                                                                        1999               1998
                                                                                  ----------------  ----------------
OPERATING ACTIVITIES
Net loss                                                                           $   (2,913,082)   $  (6,217,383)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                           176,197          123,787
  Amortization of deferred compensation                                                    23,196           54,129
  Value of warrants granted in connection with purchase of technology                           -        2,085,602
  Loss on disposal of equipment                                                                 -                -
  Changes in operating assets and liabilities:
    Accounts Receivable                                                                  (455,449)               -
    Inventory                                                                            (101,247)        (265,514)
    Prepaid expenses and other assets                                                      36,096          (79,036)
    Accounts payable                                                                      407,569          301,178
    Accrued salaries and expenses                                                        (182,358)        (345,040)
                                                                                  ----------------  ----------------
Net cash provided by (used in) operating activities                                    (3,009,078)      (4,342,277)

INVESTING ACTIVITIES
Purchases of short-term investments                                                    (1,998,730)      (3,183,113)
Maturities of short-term investments                                                    2,710,000        6,692,606
Purchases of furniture and equipment                                                      (86,639)        (155,758)
Patent expenditures                                                                             -                -
Proceeds from sale of equipment                                                                 -                -
                                                                                  ----------------  ----------------
Net cash provided by (used in) investing activities                                       624,631        3,353,735

FINANCING ACTIVITIES
Proceeds from notes payable                                                             3,500,000                -
Principal payments on notes payable and capital lease obligations                        (160,314)        (124,617)
Proceeds from issuance of common stock                                                      4,155           26,740
Proceeds from issuance of preferred stock                                                       -                -
                                                                                  ----------------  ----------------
Net cash provided by (used in) financing activities                                     3,343,841          (97,877)

Increase (decrease) in cash and cash equivalents                                          959,394       (1,086,419)
Cash and cash equivalents at beginning of period                                          654,529        1,512,656
                                                                                  ----------------  ----------------
Cash and cash equivalents at end of period                                         $    1,613,923    $     426,237
                                                                                  ----------------  ----------------
                                                                                  ----------------  ----------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Purchase of equipment through capital lease obligations                            $      239,251    $            -

SEE ACCOMPANYING NOTES.

                            ENDOCARDIAL SOLUTIONS, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                    (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the Company's full market release in Europe in the third quarter 1998, the Company is no longer considered to be in the development stage. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 1998, contained in the Company's 10-K.

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

3.  RECLASSIFICATIONS

Certain prior year items have been reclassified to conform to current year presentations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Endocardial Solutions Inc. (the "Company"), was incorporated in May 1992. The Company develops, manufactures and markets the EnSite 3000-TM- clinical workstation and EnSite-TM- catheter for use by electrophysiologists in diagnosing and mapping abnormal heart rhythms known as arryhthmias. The EnSite 3000-TM- clinical workstation and EnSite-TM- catheter are available in full market release to electrophysiologists in Europe.

RESULTS OF OPERATIONS

GENERAL. Net losses decreased to $2,913,082 for the three months ended March 31, 1999, from $6,217,383 for the same period in 1998. The loss for the three months ended March 31, 1998 includes expenses of $3,585,602 for the acquisition of locator technology that was purchased during the first quarter from Medtronic, Inc. The Company expects losses to continue through at least 1999. The Company is continuing a period of growth in marketing expenses related to market introduction, including increases in personnel costs.

REVENUE AND COST OF GOODS SOLD. The Company recorded revenue for the fourth consecutive quarter since inception. Revenue for the three months ended March 31, 1999 was $1,293,381 and included sales of the Company's EnSite-TM-catheter and EnSite 3000-TM- clinical workstation, including the Company's proprietary software, patient interface unit and other peripherals. Cost of goods sold and unabsorbed manufacturing expenses were $517,125 and $1,441,918 for the quarter ended March 31, 1998 and 1999, respectively. Manufacturing expenses include costs for unabsorbed overhead from the production of inventory held for re-sale.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1,364,980 for the three month period ended March 31, 1999, compared to $5,339,649 during the same period in 1998, a decrease of $3,974,669. The expenses for the three months ended March 31, 1998, included $3,585,602 for the acquisition of locator technology that was purchased during the first quarter of 1998 from Medtronic, Inc. The Company experienced a decrease of $389,000 in research and development expenses after subtracting for the purchase of the locator technology. The decrease is attributable to a reduction in clinical trial expenses and software development costs. The Company believes research and development expenditures will increase slightly for the remainder of 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $475,549 and $374,132 for the three months ended March 31, 1999 and 1998, respectively. The increase of $101,417 was due to an increase in personnel costs.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $978,542 during the three months ended March 31, 1999, from $247,239 during the same period in 1998, an increase of $731,303. The increase is attributable to increases in personnel and costs associated with the Company's European market release and market research activities. The Company expects continued increases in sales and marketing expenses as the Company prepares for a U.S. product launch.

INTEREST INCOME. Interest income was $113,077 and $277,935 for the three months ended March 31, 1999 and 1998, respectively. The decrease of $164,858 was due to a reduction in the cash, cash equivalents and short-term investments between March 31, 1999 and March 31, 1998.

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

The Company's operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $50,528,000 through March 31, 1999. As of March 31, 1999 and December 31, 1998, the Company had cash, cash equivalents and short-term investments of approximately $8,963,000 and $8,715,000, respectively.

The Company announced a financing agreement with Medtronic, Inc. during the first quarter 1999. Under the agreement, the Company will receive $7 million from Medtronic Asset Management, which is repayable by 2001 or, if earlier, at the close of a significant round of debt or equity financing.

The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund the operations of the Company into the first quarter 2000. The Company's future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company's products, the results of clinical trials and competition, the extent to which the Company's EnSite System gains market acceptance and the costs and timing of expansion of sales, marketing and manufacturing activities.

YEAR 2000

Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates. This problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known, and if not corrected in a timely manner, could affect the Company and the US and world economy generally.

The Company has formed a project team consisting of representatives from its information technology, finance, manufacturing, product development and quality department to address internal and external Year 2000 issues. The Company's internal financial, manufacturing and other operational computer systems have been upgraded to address Year 2000 issues. Management believes that the new software substantially addresses Year 2000 issues. The Company believes it has completed it Year 2000 compliance program for all of its significant internal financial and manufacturing systems. The Company may be required, however, to make minor modification to some of its existing hardware and software packages in order for its computer system to function properly in the year 2000 and thereafter.

The Company's product development processes contain steps to include
Year 2000 compliance verification for all current and future products. The Company has tested the EnSite 3000 System and determined it to be Year 2000 compliant.


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

The amount of remediation work required to address Year 2000 problems is not expected to be extensive and the total estimated cost for resolving the Company's Year 2000 issues is minimal and not expected to have a material effect on the Company's financial position, results of operations, or cash flows. The Company expects the remainder of the Year 2000 compliance program to be substantially complete by third quarter 1999.

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

CAUTIONARY STATEMENT

Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the successful development and commercialization of a new technology: limited clinical testing experience; uncertainty of obtaining Food and Drug Administration and international regulatory clearances; uncertainty of availability of treatments employing the EnSite System; uncertainty of market acceptance of the EnSite System; training requirements for electrophysiologists; the uncertainty of the ability to diagnose and treat atrial fibrillation; the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the Company's dependence on patents and proprietary technology; risks associated with the Company's limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System. These factors are discussed in the cautionary statements included in Exhibit 99 to this Form 10-Q for the quarter ended March 31, 1999. Other forward-looking statements are found in the Company's discussion of Year 2000 compliance issues and market risk. The Company cautions investors and others to review the statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, Exhibit 99 and in the Company's other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company's business and results of operations.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company had approximately $9 million of cash and investments on March 31, 1999. Substantially all of the investments were U.S. government or investment grade, fixed income securities from domestic issuers. Because of the credit risk criteria of the Company's investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of the Company's investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company's investments, management believes that such an increase in interest rates would not have a material impact on the Company's future earnings or cash flows. Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies. Therefore, management does not believe the Company is exposed to any material foreign currency exchange rate risk.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit           Description
-------           -----------
27                Financial Data Schedule (EDGAR filing only)

99                Cautionary Statement

(b)      Reports

The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ENDOCARDIAL SOLUTIONS, INC.



Dated:   May 17, 1999              By: /S/ James W. Bullock
                                       --------------------
                                         James W. Bullock
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Dated:   May 17, 1999              By:/S/ Leota L. Pearson
                                      --------------------
                                         Leota L. Pearson
                                         Vice President Finance and Chief
                                         Financial Officcer
                                         (Principal Financial and Accounting
                                         Officer)