Form 10-Q
period 1999-06-30
ENDOCARDIAL SOLUTIONS INC
filed 1999-08-13
CIK 940659

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

/ / TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15 (d) OF THE  SECURITIES
    EXCHANGE  ACT OF 1934  FOR THE  TRANSITION  PERIOD  FROM  ______________  TO
    ______________.


COMMISSION FILE NO. 0-22233

ENDOCARDIAL SOLUTIONS, INC.
---------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                            41-1724963
--------                                            ----------
(STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                       NUMBER)


1350 ENERGY LANE                                  (651) 523-6900
SUITE 110                                         --------------
SAINT PAUL, MINNESOTA  55108                      (REGISTRANT'S TELEPHONE NUMBER
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

                  YES /X/                     NO  / /

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


COMMON STOCK, $.01 PAR VALUE                     10,170,956
----------------------------
(CLASS)                          (NUMBER OF SHARES OUTSTANDING AT JULY 31, 1999)

                                      INDEX


                           ENDOCARDIAL SOLUTIONS, INC.



                                                                            PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets - June 30, 1999 and December 31, 1998                   3

         Statements of Operations - Three and six month periods ended
         June 30, 1998 and June 30, 1999                                        4

         Statements of Cash Flows - Three and six months ended
         June 30, 1998 and June 30, 1999                                        5

         Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                       7-9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             9


PART II.  OTHER INFORMATION

Items 1 through 3 have been omitted since all items are inapplicable or answers negative.

Item 4.  Submission of Matters to a Vote of Security Holders                    10

Item 5.  Other Information                                                      10

Item 6.  Exhibits and Reports on Form 8-K                                       11


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ENDOCARDIAL SOLUTIONS, INC.

                                 BALANCE SHEETS


                                                                                            June 30,                   December 31,
                                                                                              1999                        1998
                                                                                          ------------                ------------
                                                                                           (Unaudited)                   (Note)
ASSETS
Current Assets:
   Cash and cash equivalents                                                              $  1,467,834                $    654,529
   Short-term investments                                                                    3,496,176                   8,060,303
   Accounts Receivable                                                                       1,657,645                     475,750
   Inventories                                                                               1,944,887                   1,827,061
   Prepaid expenses and other current assets                                                   172,632                     205,161
                                                                                          ------------                ------------
Total current assets                                                                         8,739,174                  11,222,804

Furniture and equipment                                                                      4,896,564                   3,942,741
Less accumulated depreciation                                                               (2,024,709)                 (1,668,305)
                                                                                          ------------                ------------
                                                                                             2,871,855                   2,274,436

Deposits                                                                                        81,709                      81,709
Patents, net of accumulated amortization (1999 - $82,489; 1998 - $74,440)                       34,593                      42,642
                                                                                          ------------                ------------
Total assets                                                                              $ 11,727,331                $ 13,621,591
                                                                                          ------------                ------------
                                                                                          ------------                ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                       $  1,549,709                $    762,147
   Accrued salaries and expenses                                                               897,070                     706,724
   Current portion of capital lease obligations                                                774,053                     876,959
                                                                                          ------------                ------------
Total current liabilities                                                                    3,220,832                   2,345,830

Capital lease obligations                                                                    1,147,258                     812,339
Long-term debt                                                                               3,500,000                           -

Stockholders' equity:
  Undesignated Preferred Stock, par value $.01 per share:
    Authorized shares--10,000,000
    Issued and outstanding shares--none                                                              -                           -
  Common Stock, $.01 par value
    Authorized shares--June 30, 1999--40,000,000; December 31, 1998--40,000,000
    Issued and outstanding shares--June 30, 1999--9,055,887; December 31, 1998--9,011,762       90,559                      90,118
  Additional paid-in capital                                                                50,445,850                  50,329,703
  Accumulated deficit                                                                      (46,630,770)                (39,863,607)
  Deferred compensation                                                                        (46,398)                    (92,792)
                                                                                          ------------                ------------
Total stockholders' equity                                                                   3,859,241                  10,463,422
                                                                                          ------------                ------------
Total liabilities and stockholders' equity                                                $ 11,727,331                $ 13,621,591
                                                                                          ------------                ------------
                                                                                          ------------                ------------


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                           ENDOCARDIAL SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    For the Three Months Ended     For the Six Months Ended
                                                   ----------------------------------------------------------
                                                   June 30,        June 30,       June 30,         June 30,
                                                       1999           1998           1999             1998
                                                   -----------    -----------    -----------    -------------
Revenue                                            $ 1,719,053    $   435,406    $ 3,012,435    $     435,406

  Cost of goods sold                                 1,411,825      1,093,393      2,853,744        1,610,518
                                                   -----------    -----------    -----------    -------------
Gross profit                                           307,228       (657,987)       158,691       (1,175,112)

Operating expenses:
  Research and development                           1,342,020      2,080,682      2,707,001        7,420,331
  General and administrative                           528,724        440,049      1,004,273          814,181
  Sales and marketing                                2,168,768        327,477      3,147,309          574,716
                                                   -----------    -----------    -----------    -------------
Operating loss                                      (3,732,284)    (3,506,195)    (6,699,892)      (9,984,340)

Other income (expense):
  Interest income                                       86,525        219,226        199,602          497,161
  Interest expense                                    (104,561)       (15,902)      (163,112)         (33,075)
                                                   -----------    -----------    -----------    -------------
                                                       (18,036)       203,324         36,490          464,086
                                                   -----------    -----------    -----------    -------------

Net loss for the period and accumulated deficit    $(3,750,320)   $(3,302,871)   $(6,663,402)   $  (9,520,254)
                                                   -----------    -----------    -----------    -------------
                                                   -----------    -----------    -----------    -------------

Net loss per share - basic and diluted             $     (0.41)   $     (0.37)   $     (0.74)   $       (1.06)
                                                   -----------    -----------    -----------    -------------
                                                   -----------    -----------    -----------    -------------

Weighted average shares outstanding                  9,050,375      8,987,306      9,037,003        8,974,246
                                                   -----------    -----------    -----------    -------------
                                                   -----------    -----------    -----------    -------------


SEE ACCOMPANYING NOTES.

                           ENDOCARDIAL SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                For the Three Months Ended  For the Six Months Ended
                                                                              -----------------------------------------------------
                                                                                   June 30,      June 30,      June 30,     June 30,
                                                                                      1999          1998          1999         1998
                                                                              ------------  ------------  ------------ ------------
OPERATING ACTIVITIES
Net loss                                                                        (3,750,320) $ (3,302,871) $ (6,663,402)$ (9,520,254)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                    188,256       152,520       364,453      276,306
  Amortization of deferred compensation                                             23,198        54,129        46,394      108,258
  Value of warrants granted in connection with purchase of technology                   --            --            --    2,085,602
  Changes in operating assets and liabilities:
    Accounts Receivable                                                           (726,446)     (451,360)   (1,181,895)    (451,360)
    Inventory                                                                      (16,580)      224,922      (117,826)     (40,592)
    Prepaid expenses and other assets                                               (3,568)        6,295        32,528      (72,740)
    Accounts payable                                                               409,490       117,796       817,059      418,974
    Accrued salaries and expenses                                                  343,208       323,377       160,849      (21,663)
                                                                              ------------  ------------  ------------ ------------
Net cash used in operating activities                                           (3,532,762)   (2,875,192)   (6,541,840)  (7,217,469)

INVESTING ACTIVITIES
Purchases of short-term investments                                             (1,952,143)   (5,833,934)   (3,950,873)  (9,017,047)
Maturities of short-term investments                                             5,805,000    11,010,620     8,515,000   17,703,226
Purchases of furniture and equipment                                              (136,492)     (320,598)     (223,132)    (476,356)
Patent expenditures                                                                     --       (13,317)           --      (13,317)
                                                                              ------------  ------------  ------------ ------------
Net cash used in investing activities                                            3,716,365     4,842,771     4,340,995    8,196,506

FINANCING ACTIVITIES
Proceeds from notes payable                                                             --            --     3,500,000           --
Principal payments on notes payable and capital lease obligations                 (338,365)      (92,525)     (498,679)    (217,142)
Proceeds from issuance of common stock                                               8,673        27,121        12,829       53,861
                                                                              ------------  ------------  ------------ ------------
Net cash provided by (used in) financing activities                               (329,692)      (65,404)    3,014,150     (163,281)

Increase (decrease) in cash and cash equivalents                                  (146,089)    1,902,175       813,305      815,756
Cash and cash equivalents at beginning of period                                 1,613,923       426,237       654,529    1,512,656
                                                                              ------------  ------------  ------------ ------------
Cash and cash equivalents at end of period                                    $  1,467,834  $  2,328,412  $  1,467,834 $  2,328,412
                                                                              ------------  ------------  ------------ ------------
                                                                              ------------  ------------  ------------ ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of equipment and inventory through capital lease obligations         $    491,440  $    567,424  $    730,691 $    567,424


SEE ACCOMPANYING NOTES.

                           ENDOCARDIAL SOLUTIONS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the Company's full market release in Europe in the third quarter 1998, the Company is no longer considered to be in the development stage. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 1998, contained in the Company's 10-K.

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

4.  SUBSEQUENT EVENT

In July 1999, the company received proceeds of $10,000,000 from a private placement of 1,111,111 shares of its common stock to accredited investors. The placement was priced at $9.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Endocardial Solutions Inc. (the "Company"), was incorporated in May 1992. The Company develops, manufactures and markets the EnSite 3000-Registered Trademark- clinical workstation and EnSite-Registered Trademark- catheter for use by electrophysiologists in diagnosing and mapping abnormal heart rhythms known as arrhythmias. The EnSite 3000-Registered Trademark- clinical workstation and EnSite-Registered Trademark- catheter received FDA approval for right atrial use in the U.S. during the second quarter 1999. Through a distribution agreement with Medtronic, Inc., the products are available in a full market release to electrophysiologists in Europe and Canada.

RESULTS OF OPERATIONS

GENERAL. Net losses increased to $3,750,320, or $.41 per share, for the three months ended June 30, 1999, from $3,302,871, or $.37 per share, for the same period in 1998. The net loss for the six months ended June 30, 1999 was $6,663,402 or $.74 per share, compared to a net loss of $9,520,254 or $1.06 per share, for the same period of 1998. The loss for the six months ended June 30, 1998 includes expenses of $3,585,602 for the acquisition of locator technology that was purchased during the first quarter from Medtronic, Inc. The Company expects losses to continue through at least 1999. The Company is entering a period of growth in marketing expenses related to market introduction, including increases in personnel costs.

REVENUE AND COST OF GOODS SOLD. The Company recorded revenue for the fifth consecutive quarter. In addition, this was the first quarter of U.S. revenue and the first quarter with a positive gross profit. Revenue for the three months ended June 30, 1999 was $1,719,053, compared with revenues of $435,406 for the same period of 1998. Revenue included sales of the Company's EnSite-Registered Trademark- catheter and EnSite 3000-Registered Trademark-clinical workstation, including the Company's proprietary software, patient interface unit and other peripherals. Revenue for the six months ended June 30, 1999 was $3,012,435, compared to revenues of $435,406 for the same period of 1998. The Company began recording revenues in the second quarter 1998. Cost of goods sold and unabsorbed manufacturing expenses were $1,411,825 and $1,093,393 for the quarter ended June 30, 1999 and 1998, respectively. Cost of goods sold and unabsorbed manufacturing expenses were $2,853,744 and $1,610,518 for the six months ended June 30, 1999 and 1998, respectively. Manufacturing expenses include costs for unabsorbed overhead from the production of inventory held for re-sale.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1,324,020 for the three month period ended June 30, 1999, compared to $2,080,682during the same period in 1998, an increase of $756,662 The expenses for the six months ended June 30, 1999 were $2,707,001, compared to $7,420,331 during the same period in 1998, a decrease of $4,713,330. The expenses for the six months ended June 30, 1998 include $3,585,602 for the acquisition of locator technology that was purchased during the first quarter from Medtronic, Inc. The Company experienced a decrease of $1,127,728 in research and development expenses after subtracting for the purchase of the locator technology. The decrease is attributable to a reduction in clinical trial expenses and software development costs. The Company believes research and development expenditures will increase slightly for the remainder of 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $528,724 and $440,049 for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 general and administrative expenses were $1,004,273, an increase of $190,092 from expenses of $814,181 for the six months ended June 30, 1998. The increase is due to an increase in personnel costs.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $2,168,76 during the three months ended June 30, 1999, from $327,477 during the same period in 1998, an increase of $1,841,291. For the six months ended June 30, 1999 sales and marketing expenses increased to $3,147,309, from $574,716 during the same period in 1998, an increase of $2,572,593. The increase is attributable to increases in personnel and costs associated with building and training the U.S. sales and clinical team as well as increased expenses attributable the European market release and market research activities. The Company expects continued increases in sales and marketing expenses as the Company continues its U.S. product launch.

INTEREST INCOME. Interest income was $86,525 and $219,226 for the three months ended June 30, 1999 and 1998, respectively. Interest income was $199,602 and $497,161 for the six months ended June 30, 1999 and 1998, respectively. The decrease was due to a reduction in the cash, cash equivalents and short-term investments.

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

The Company's operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $50,536,000 through June 30, 1999. As of June 30, 1999 and December 31, 1998, the Company had cash, cash equivalents and short-term investments of approximately $4,965,000 and $8,715,000, respectively.

The Company announced a financing agreement with Medtronic, Inc. during the first quarter 1999. Under the agreement, the Company will receive $7 million from Medtronic Asset Management, which is repayable by 2001 or, if earlier, at the close of a significant round of debt or equity financing. During the first quarter 1999, $3.5 million was received as part of this financing agreement. The Company anticipates receiving the additional $3.5 million during the fourth quarter 1999.

In July 1999, the Company received proceeds of $10,000,000 from a private placement of 1,111,111 shares of its common stock to accredited investors. The placement was priced at $9.00 per share.

The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund the operations of the Company through 2000. The Company's future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company's products, the results of clinical trials and competition, the extent to which the Company's EnSite System gains market acceptance and the costs and timing of expansion of sales, marketing and manufacturing activities.

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

The Company's product development processes will contain steps to include Year 2000 compliance verification for all current and future products. The Company has tested the EnSite 3000-Registered Trademark- System and determined it to be Year 2000 compliant.

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

Based on the Company's assessment to date, the Company believes it will not experience any material disruption as a result of Year 2000 problems in its financial, internal manufacturing processes or the EnSite 3000-Registered Trademark- System. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has not yet developed a contingency plan to provide for continuity of processing in such event of various problem scenarios, but it will assess the need to develop such a plan based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying it major suppliers. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition. There can be no assurance, however, that unexpected difficulties will not arise and, if so, that the Company will be able to timely develop and implement a contingency plan.

CAUTIONARY STATEMENT

Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the successful development and commercialization of a new technology: continued clinical testing requirements; uncertainty of obtaining regulatory clearances; uncertainty of availability of treatments employing the Company's EnSite-Registered Trademark- System; uncertainty of market acceptance of the EnSite-Registered Trademark- System; training requirements for electrophysiologists; the uncertainty of the ability to diagnose and treat atrial fibrillation; the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the Company's dependence on patents and proprietary technology; risks associated with the Company's limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System. These factors are discussed in the cautionary statements included in Exhibit 99 to this Form 10-Q for the quarter ended June 30, 1999. Other forward-looking statements are found in the Company's discussion of Year 2000 compliance issues and disclosures about market risk. The Company cautions investors and others to review the statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, Exhibit 99 and in the Company's other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company's business and results of operations.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company had approximately $5 million of cash and investments on June 30, 1999. Substantially all of the investments were U.S. government or investment grade, fixed income securities from domestic issuers. Because of the credit risk criteria of the Company's investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on futures changes in interest rates. A rise in interest rates could negatively affect the fair value of the Company's investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company's investments, management believes that such an increase in interest rates would not have a material impact on the Company's future earnings or cash flows. Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies. Therefore, management does not believe the Company is exposed to any material foreign currency exchange rate risk.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's stockholders was held on May 27, 1999. At the meeting, stockholders voted on the reelection of two directors for terms expiring at the Annual Meeting of the Company in 2002. Each of the directors was reelected by a vote as follows: Robert G. Hauser, M.D. received 7,133,086 "For" and 96,565 "Withheld"; Steven R. LaPorte received 7,130,986 "For" and 98,665 "Withheld".

The stockholders also voted on an amendment to the Amended and Restated 1993 Long-Term Incentive and Stock Option Plan. The amendment was approved and received 6,718,095 votes "For," 4,22,251 "Against", 10,352 "Abstain" and 78,143
"Broker Non-vote."

ITEM 5.  OTHER INFORMATION

On July 9, 1999, the Company completed the sale in a private placement of 1,111,111 shares of its common stock to accredited investors at a price of $9.00 per share, for proceeds of $10 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


Exhibit       Description
-------       -----------
10.1          Amended and Restated 1993 Long-Term Incentive and Stock Option Plan

10.2          Securities Purchase Agreement dated July 9, 1999, among the
              Company and the Investors named therein.

10.3          Registration Rights Agreement dated July 9, 1999, among the Company and the Investors named therein.

27            Financial Data Schedule (EDGAR filing only)

99            Cautionary Statement


(b)      Reports

The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ENDOCARDIAL SOLUTIONS, INC.



Dated:   August 13, 1999   By: /s/ James W. Bullock
                               -----------------------------------------
                                   James W. Bullock
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Dated:   August 13, 1999   By:/s/ Leota L. Pearson
                               -----------------------------------------
                                   Leota L. Pearson
                                   Vice President Finance and Chief Financial
                                   Officer
                                   (Principal Financial and Accounting Officer)