Form 10-Q
period 1999-09-30
ENDOCARDIAL SOLUTIONS INC
filed 1999-11-15
CIK 940659

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______.

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

                  YES  X                     NO
                     -----                      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $.01 PAR VALUE                          10,180,236
----------------------------
(CLASS)                           (NUMBER OF SHARES OUTSTANDING AT OCTOBER 31, 1999)

                                      INDEX

                           ENDOCARDIAL SOLUTIONS, INC.

                                                                                     PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets - September 30, 1999 and December 31, 1998                      3

         Statements of Operations - Three and nine month periods ended
         September 30, 1998 and September 30, 1999                                      4

         Statements of Cash Flows - Three and nine months ended
         September 30, 1998 and September 30, 1999                                      5

         Notes to Financial Statements                                                  6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                               7-10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     10


PART II.  OTHER INFORMATION

Items 1, 3, 4 and 5 have been omitted since all items are inapplicable or answers negative.

Item 2.  Changes in Securities and Use of Proceeds                                      11

Item 6.  Exhibits and Reports on Form 8-K                                               11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          ENDOCARDIAL SOLUTIONS, INC.

                                 BALANCE SHEETS

                                                              September 30,    December 31,
                                                                   1999            1998
                                                              --------------   -------------
                                                               (Unaudited)        (Note)
ASSETS
Current Assets:
  Cash and cash equivalents                                    $  3,505,359    $    654,529
  Short-term investments                                          7,057,071       8,060,303
  Accounts Receivable                                             3,237,168         475,750
  Inventories                                                     2,519,809       1,827,061
  Prepaid expenses and other current assets                          15,327         205,161
                                                               ------------    ------------
Total current assets                                             16,334,734      11,222,804

Furniture and equipment                                           5,017,359       3,942,741
Less accumulated depreciation                                    (2,202,357)     (1,668,305)
                                                               ------------    ------------
                                                                  2,815,002       2,274,436

Deposits                                                             81,709          81,709
Patents, net of accumulated amortization (1999 - $86,251;
  1998 - $74,440)                                                    30,831          42,642
                                                               ------------    ------------
Total assets                                                   $ 19,262,276    $ 13,621,591
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                             $  1,941,499    $    762,147
  Accrued salaries and expenses                                   1,261,287         706,724
  Current portion of capital lease obligations                      715,859         876,959
                                                               ------------    ------------
Total current liabilities                                         3,918,645       2,345,830

Capital lease obligations                                         1,090,266         812,339
Long-term debt                                                    3,500,000              --

Stockholders' equity:
  Undesignated Preferred Stock, par value $.01 per share:
    Authorized shares--10,000,000
    Issued and outstanding shares--none                                  --              --
  Common Stock, $.01 par value
    Authorized shares--September 30, 1999--40,000,000;
     December 31, 1998--40,000,000
    Issued and oustanding shares--September 30,
     1999--10,173,486; December 31, 1998--9,011,762                 101,735          90,118
  Additional paid-in capital                                     59,832,397      50,329,703
  Accumulated deficit                                           (49,157,568)    (39,863,607)
  Deferred compensation                                             (23,199)        (92,792)
                                                               ------------    ------------
Total stockholders' equity                                       10,753,365      10,463,422
                                                               ------------    ------------
Total liabilities and stockholders' equity                     $ 19,262,276    $ 13,621,591
                                                               ============    ============

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                          ENDOCARDIAL SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       For the                          For the
                                                  Three Months Ended                Nine Months Ended
                                            ------------------------------    ------------------------------
                                            September 30,    September 30,    September 30,    September 30,
                                                 1999             1998             1999             1998
                                            --------------   --------------   --------------   --------------
Revenue                                      $ 3,527,893      $   692,996      $ 6,540,328      $  1,128,402
Cost of goods sold                             1,984,997          797,644        4,838,741         2,408,162
                                             -----------      -----------      -----------      ------------
Gross profit                                   1,542,896         (104,648)       1,701,587        (1,279,760)

Operating expenses:
  Research and development                     1,408,565        1,698,316        4,115,566         9,118,647
  General and administrative                     501,956          466,258        1,506,229         1,280,438
  Sales and marketing                          2,201,893          317,332        5,349,202           892,048
                                             -----------      -----------      -----------      ------------
Operating loss                                (2,569,518)      (2,586,554)      (9,269,410)      (12,570,893)

Operating income (expense):
  Interest income                                151,121          188,460          350,722           685,622
  Interest expense                              (108,400)         (20,722)        (271,512)          (53,798)
                                             -----------      -----------      -----------      ------------
                                                  42,721          167,738           79,210           631,824
                                             -----------      -----------      -----------      ------------
Net loss for the period and accumulated
  deficit                                    $(2,526,797)     $(2,418,816)     $(9,190,200)     $(11,939,069)
                                             ===========      ===========      ===========      ============
Net loss per share - basic and diluted       $     (0.25)     $     (0.27)     $     (0.98)     $      (1.33)
                                             ===========      ===========      ===========      ============
Weighted average shares outstanding            9,984,319        9,000,958        9,352,775         8,983,150
                                             ===========      ===========      ===========      ============

SEE ACCOMPANYING NOTES.

                          ENDOCARDIAL SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         For the Three Months Ended         For the Nine Months Ended
                                                       -------------------------------   -------------------------------
                                                       September 30,    September 30,    September 30,    September 30,
                                                            1999             1998             1999             1998
                                                       --------------   --------------   --------------   --------------
OPERATING ACTIVITIES
Net loss                                                $(2,526,797)     $(2,418,816)     $(9,190,200)     $(11,939,069)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                             217,439          159,334          581,892           435,641
  Amortization of deferred compensation                      23,199           54,129           69,593           162,387
  Value of warrants granted in connection with
    purchase of technology                                       --               --               --         2,085,602
  (Gain)/Loss on sale of assets                               6,399               --            6,399                --
  Changes in operating assets and liabilities:
    Accounts Receivable                                  (1,579,524)        (211,880)      (2,761,418)         (663,240)
    Inventory                                              (574,922)        (367,682)        (692,748)         (408,274)
    Prepaid expenses and other assets                       157,305             (559)         189,834           (73,299)
    Accounts payable                                        530,123          (40,747)       1,347,182           378,226
    Accrued salaries and expenses                           225,884          (51,811)         386,733           (73,474)
                                                        -----------      -----------      -----------      ------------
Net cash used in operating activities                    (3,520,894)      (2,878,032)     (10,062,733)      (10,095,500)

INVESTING ACTIVITIES
Purchases of short-term investments                      (4,050,894)      (6,205,941)      (8,001,768)      (15,222,989)
Maturities of short-term investments                        490,000        7,755,000        9,005,000        25,458,226
Purchases of furniture and equipment                        (82,086)        (145,508)        (305,218)         (621,864)
Patent expenditures                                              --           (7,894)              --           (21,211)
Proceeds from sale of assets                                    980               --              980                --
                                                        -----------      -----------      -----------      ------------
Net cash used in investing activities                    (3,642,000)       1,395,657          698,994         9,592,162

FINANCING ACTIVITIES
Proceeds from notes payable                                      --               --        3,500,000                --
Principal payments on notes payable and capital lease
  obligations                                              (197,304)        (110,899)        (695,982)         (328,041)
Proceeds from issuance of common stock                    9,397,723            9,555        9,410,551            63,416
                                                        -----------      -----------      -----------      ------------
Net cash provided by (used in) financing activities       9,200,419         (101,344)      12,214,569          (264,625)

Increase (decrease) in cash and cash equivalents          2,037,525       (1,583,719)       2,850,830          (767,963)
Cash and cash equivalents at beginning of period          1,467,834        2,328,412          654,529         1,512,656
                                                        -----------      -----------      -----------      ------------
Cash and cash equivalents at end of period              $ 3,505,359      $   744,693      $ 3,505,359      $    744,693
                                                        ===========      ===========      ===========      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Purchase of equipment and inventory through capital
  lease obligations                                     $    82,117      $   342,956      $   812,808      $    910,380

SEE ACCOMPANYING NOTES.

                           ENDOCARDIAL SOLUTIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Due to the Company's full market release in Europe in the third quarter 1998, the Company is no longer considered to be in the development stage. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 1998, contained in the Company's 10-K.

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

4.  STOCK OFFERING

In July 1999, the company received proceeds of $10,000,000 from a private placement of 1,111,111 shares of its common stock at a price of $9.00 per share, to accredited investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Endocardial Solutions Inc. (the "Company"), was incorporated in May 1992. The Company develops, manufactures and markets the EnSite 3000-Registered Trademark-clinical workstation and EnSite-Registered Trademark- catheter for use by electrophysiologists in diagnosing and mapping abnormal heart rhythms known as arrhythmias. The EnSite 3000 clinical workstation and EnSite catheter received FDA approval for right atrial use in the U.S. during the second quarter 1999. Through a distribution agreement with Medtronic, Inc., the products are available in full market release to electrophysiologists in Europe and Canada.

RESULTS OF OPERATIONS

GENERAL. Net losses increased to $2,526,797, or $.25 per share, for the three months ended September 30, 1999, from $2,418,816 or $.27 per share, for the same period in 1998. The net loss for the nine months ended September 30, 1999 was $9,190,200 or $.98 per share, compared to a net loss of $11,939,069 or $1.33 per share, for the same period of 1998. The loss for the nine months ended September 30, 1998 included expenses of $3,585,602 for the acquisition of locator technology that was purchased during the first quarter from Medtronic, Inc. The Company expects losses to continue through at least 1999. The Company is entering a period of growth in marketing expenses related to market introduction, including increases in personnel costs.

REVENUE AND COST OF GOODS SOLD. The Company recorded revenue for the sixth consecutive quarter. This was the second quarter of U.S. revenue and the second quarter with a positive gross profit. Revenue for the three months ended September 30, 1999 was $3,527,893, compared with revenues of $692,996 for the same period of 1998. Revenue included sale of the Company's EnSite catheter and EnSite 3000 clinical workstation, including the Company's proprietary software, patient interface unit and other peripherals. Revenue for the nine months ended September 30, 1999 was $6,540,328, compared to revenues of $1,128,402 for the same period of 1998. The Company began recording revenues in the second quarter 1998. Cost of goods sold and unabsorbed manufacturing expenses were $1,984,997 and $797,644 for the quarter ended September 30, 1999 and 1998, respectively. Gross profit was 43.7% for the three months ended September 30, 1999, compared with -15.1% for the same period in 1998. Cost of goods sold and unabsorbed manufacturing expenses were $4,838,741 and $2,408,162 for the nine months ended September 30, 1999 and 1998, respectively. Gross profit was 26.0% for the nine months ended September 30, 1999, compared with -113.4% for the same period in 1998. Manufacturing expenses include costs for unabsorbed overhead from the production of inventory held for re-sale.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1,408,565 for the three month period ended September 30, 1999, compared to $1,698,316 during the same period in 1998, a decrease of $289,751. The expenses for the nine months ended September 30, 1999 were $4,115,566, compared to $9,118,647 during the same period in 1998, a decrease of $5,003,081. The expenses for the nine months ended September 30, 1998 include $3,585,602 for the acquisition of locator technology that was purchased during the first quarter from Medtronic, Inc. The Company experienced a decrease of $1,417,479 in research and development expenses after subtracting for the purchase of the locator technology. The decrease is attributable to a reduction in clinical trial expenses and software development costs. The Company believes research and development expenditures will increase slightly for the remainder of 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $501,956 and $466,258 for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 general and administrative expenses were $1,506,229, an increase of $225,791 from expenses of $1,280,438 for the nine months ended September 30, 1998. The increase is due to an increase in personnel costs.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $2,201,893 during the three months ended September 30, 1999, from $317,332 during the same period in 1998, an increase of $1,884,561. For the nine months ended September 30, 1999 sales and marketing expenses increased to $5,349,202, from $892,048 during the same period in 1998, an increase of $4,457,154. The increase is primarily attributable to increases in personnel and costs associated with building and training the U.S. sales and clinical team. In addition, travel expenses and other costs associated with product introduction increased. The Company also experienced an increase in expenses attributable the European market release and market research activities as compared with the same period in 1998. The Company expects continued increases in sales and marketing expenses as the Company continues its U.S. product launch.

INTEREST INCOME. Interest income was $151,121 and $188,460 for the three months ended September 30, 1999 and 1998, respectively. Interest income was $350,722 and $685,622 for the nine months ended September 30, 1999 and 1998, respectively. The decrease was due to a reduction in the cash, cash equivalents and short-term investments.

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

The Company's operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $59,934,132 through September 30, 1999. As of September 30, 1999 and December 31, 1998, the Company had cash, cash equivalents and short-term investments of approximately $10,562,430 and $8,714,832, respectively.

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

In July 1999, the Company received proceeds of $10,000,000 from a private placement of 1,111,111 shares of its common stock to accredited investors. The placement was priced at $9.00 per share. In August 1999, these shares were registered pursuant to the Securities Act of 1933.

The Company believes that its existing cash, cash equivalents, short-term investments and bank financing will be sufficient to fund the operations of the Company through 2000. The Company's future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company's products, the results of clinical trials and competition, the extent to which the Company's EnSite System gains market acceptance, the costs and timing of expansion of sales, marketing and manufacturing activities and the ability of the Company to obtain bank financing.

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

risks associated with the successful development and commercialization of a new technology: limited clinical testing experience; uncertainty of obtaining Food and Drug Administration and international regulatory clearances; uncertainty of availability of treatments employing the Company's diagnostic system (the "EnSite System"); uncertainty of market acceptance of the EnSite System; training requirements for electrophysiologists; the uncertainty of the ability to diagnose and treat atrial fibrillation; the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the Company's dependence on patents and proprietary technology; risks associated with the Company's limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System. These factors are discussed in the cautionary statements included in Exhibit 99 to this Form 10-Q for the quarter ended September 30, 1999. Other forward-looking statements are found in the Company's discussion of Year 2000 compliance issues. The Company cautions investors and others to review the statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations,
Exhibit 99 and in the Company's other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company's business and results of operations.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company had approximately $7 million of cash and investments on September 30, 1999. Substantially all of the investments were U.S. government or investment grade, fixed income securities from domestic issuers. Because of the credit risk criteria of the Company's investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on futures changes in interest rates. A rise in interest rates could negatively affect the fair value of the Company's investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company's investments, management believes that such an increase in interest rates would not have a material impact on the Company's future earnings or cash flows. Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies. Therefore, management does believe that Company is exposed to any material foreign currency exchange rate risk.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 9, 1999, the Company completed the sale of 1,111,111 share of its common stock through a private placement to accredited investors at a price of $9.00 per share, for proceeds of $10 million. In August 1999, these shares were registered pursuant to the Securities Act of 1933. Proceeds from the sale of shares will be used for sales and marketing and other general corporate purposes.

In August 1999, the Board of Directors of the Company adopted a Stockholder Rights Plan and declared a dividend of one Right on each outstanding share of Common Stock. The dividend was paid to the shareholders of record on September 15, 1999, and the Rights will expire ten years later unless redeemed or exchanged at an earlier date. Each Right entitles shareholders of the Company to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $60.00 per one-hundredth of a Preferred Share. The Rights will become exercisable following the public announcement that a person or group has acquired, without approval of the Board of Directors of the Company, beneficial ownership of 20% or more (25% in the case of Medtronic, Inc. and its affiliates) of the Company's outstanding Common Stock (an "Acquiring Person"), or at the close of business ten days after the commencement of, or a public announcement of the intent to commence, a tender or exchange offer that would result in a person or group becoming an Acquiring Person. In the event any person or group becomes an Acquiring Person, without approval of the Board of Directors, each holder of Rights other than the Acquiring Person will have the right to purchase the Company's Common Stock at a 50% discount from the current market price. After any one of these events, the Company may also exchange all or any portion of the outstanding Rights, other than Rights held by such Acquiring Person, for shares of the Company's Common Stock at an exchange ratio of one share of Common Stock per Right, subject to the provisions of the Rights Plan. The Board of Directors of the Company may redeem the rights for $0.01 per Right at any time prior to the date a person or group becomes an Acquiring Person. In addition, the exercise price and the value of stock that may be acquired for that price are subject to adjustment for stock splits, stock dividends and certain other events. Until a Right is exercised, the holder thereof will have no rights as a shareholder of the Company, including the right to vote or to receive dividends.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


Exhibit           Description
-------           ------------
4                 Rights Agreement dated as of August 25, 1999 between the
                  Company and Norwest Bank Minnesota, National Association, as
                  Rights Agent (incorporated by reference to Exhibit 1 to the
                  Company's registration statement on Form 8-A dated
                  August 25, 1999).

27                Financial Data Schedule (EDGAR filing only)

99                Cautionary Statement

(b)      Reports

The Company filed a report on Form 8-K on September 15,
1999, relating to the adoption of its Stockholder Rights Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ENDOCARDIAL SOLUTIONS, INC.

Dated:   November 15, 1999          By: /s/ James W. Bullock
                                        --------------------
                                    James W. Bullock
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Dated:   November 15, 1999          By: /s/ Leota L. Pearson
                                        --------------------
                                    Leota L. Pearson
                                    Vice President Finance and
                                    Chief Financial Officcer
                                    (Principal Financial and Accounting Officer)