Form 10-K
period 1999-12-31
ENDOCARDIAL SOLUTIONS INC
filed 2000-03-29
CIK 940659

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number
 0-22233

ENDOCARDIAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1724963 (I.R.S. Employer Identification No.)
1350 Energy Lane, Suite 110, St. Paul, MN (Address of principal executive offices)	55108 (Zip Code)

(651) 644-7890
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Preferred Share Purchase Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of common stock, par value $.01 per share, held by non-affiliates of the registrant as of March 15, 2000 was approximately $92,939,795 (based on the last sale price of such stock as quoted on the Nasdaq National Market ($9.125) on such date).

   As of March 15, 2000, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 10,185,183.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on May 23, 2000 are incorporated by reference into Part III of this Annual Report on Form 10-K (the "Form 10-K Report").

PART I

ITEM 1. BUSINESS

The Company

    Endocardial Solutions, Inc. ("ESI" or the "Company") designs, develops, and manufactures a minimally invasive diagnostic system that diagnoses, within the span of a few heartbeats, arrhythmia, a potentially fatal abnormal heart rhythm. Arrhythmias are caused by irregular electrical activity in the heart which disrupts the heart's normal pumping action. Ventricular tachycardia ("VT"), a type of arrhythmia, occur in the lower chambers of the heart and frequently lead to serious complications, including sudden cardiac death. Supraventricular tachycardia ("SVT"), including atrial fibrillation and flutter, originate in the upper chambers of the heart and often result in chest pain, fatigue and dizziness and, while generally not life-threatening, are a leading cause of stroke in the United States. To date, electrophysiologists have generally been unable to adequately diagnose complex arrhythmia due to the limited capabilities of present technology. The Company believes that its proprietary EnSite® catheter and EnSite 3000® clinical workstation (together, the "EnSite System") is a powerful new diagnostic tool that will enable electrophysiologists to rapidly and comprehensively map arrhythmia and improve the selection of patient treatment options.

    The Company's EnSite System is designed to enable electrophysiologists to rapidly and precisely locate the multiple, unpredictable points of origin of complex arrhythmia. The EnSite System applies proprietary mathematical algorithms to compute more than 3,000 points of electrical activity within a heart chamber, producing a high resolution, real-time, three dimensional color display of the electrical activity in the heart chamber. The "virtual electrogram" function of the EnSite System allows electrophysiologists to instantly view the electrical activity at any of the more than 3,000 points. The EnSite System is also capable of tracking and displaying the location and movements of auxiliary catheters introduced into the chamber.

    The Company's strategy is to establish the EnSite System as the leading diagnostic tool for diagnosing arrhythmia in the more than 1,200 electrophysiology laboratories worldwide. The EnSite System represents a new technology for mapping arrhythmia. In 1998, the Company received the necessary approval to market its products in the European Community and in 1999, the Company received FDA approval to market its product for right atrial use in the U.S. In the fourth quarter of 1999, the FDA cleared for release a new version of the Company's software product. The key elements of the Company's strategy are as follows:

  •
  Increase Clinical Awareness With Electrophysiologists. With its multi-center clinical studies and its United States and European product launch, the Company has established relationships with several leading electrophysiologists, which are expected to continue to enhance market acceptance of the EnSite System. A Center of Excellence program in the United States is in place with several leading institutions to further develop market acceptance of the EnSite System. The Company will also continue to demonstrate the clinical efficacy of the EnSite System through the publication of the results of its post-market studies and at various scientific shows such as NASPE, AHA and ACC. The Company has over 80 abstracts and 8 peer-reviewed articles that have been published in various scientific journals .

  •
  Expand Technology. The Company believes that the EnSite System can be extended from mapping complex atrial tachycardia to mapping complex VT and atrial fibrillation and flutter, all of which share similar complex characteristics, such as multiple sites of origin in unpredictable locations. The Company believes that the patient population that suffers from complex arrhythmias that are difficult to map using currently available technology presents a significant market opportunity for the Company's EnSite System. ESI intends to continue to focus on the ability of its technology to provide improved speed, increased accuracy and cost-effectiveness in mapping other arrhythmias. This improved mapping power should benefit electrophysiologists in performing diagnostic procedures and prescribing treatments for an expanded patient population.

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

    In August 1997, the Company received FDA approval for the use of its EnSite System in the right atrium in a multi-center clinical study. In September 1998, the Company filed a 510(k) application with the FDA containing the results of its right atrial multi-center clinical trials and in April 1999 received FDA approval to market the EnSite System for use in the right atrium.

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

    In September 1997, the Company signed a seven-year exclusive distribution agreement with Medtronic, Inc. to market the Company's diagnostic products for the electrophysiology markets in Europe and Japan. The distribution agreement was amended in December 1998 to provide Medtronic with exclusive distribution rights for the Company's products in Canada. In January 1998, the Company signed a license agreement with Medtronic, Inc. which gives the Company co-exclusive use of 3D intracardiac location technology for its EnSite System. The technology, when integrated with the EnSite System, will improve intracardiac catheter positioning while significantly reducing the use of harmful radiation.

    In the first quarter of 1998, the Company received ISO 9002 certification for its workstation and a CE Mark for each of the EnSite catheter and EnSite 3000 clinical workstation, allowing the Company to begin selling its products in the European Community. Distribution by Medtronic in Europe of the EnSite System began in the second quarter of 1998.

    In the first quarter of 1999, the Company announced a financing agreement with Medtronic, Inc. Under the agreement, the Company received $7 million from Medtronic Asset Management, which is repayable by 2001 or, if earlier, at the close of a significant round of debt or equity financing. In July 1999, the Company received proceeds of $10,000,000 in a private placement of 1,111,111 shares of its common stock to accredited investors. Proceeds from the financings are being used to facilitate the Company's continued growth in Europe and the Company's U.S. product launch.

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

    VT is a highly complex and transient form of cardiac arrhythmia which varies significantly from patient to patient. A small percentage of ventricular tachycardia patients have simple forms of the disease which are focused on a single anatomic site within the ventricle. The Company estimates, however, that of the one million patients that suffer from VT, the majority suffer from complex VTs that (i) have multiple sites of aberrant electrical activity, (ii) prevent sufficient cardiac output, making them dangerous to induce in the patient (which is required for diagnosis) and (iii) are nonsustained and, consequently, are only detectable for several heartbeats.

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

  Supraventricular Tachycardia

    Approximately three million of the four million people in the United States who suffer from tachycardia have some form of SVT. Supraventricular tachycardia is an abnormally rapid beating of the atria which may reduce the amount of blood pumped into the ventricles, and, consequently, from the ventricles to the rest of the body. Although SVT can be debilitating, causing chest palpitations, fatigue and dizziness, it is generally not life-threatening. The principal types of SVT are Wolff-Parkinson-White syndrome ("WPW"), Atrioventricular Nodal Re-entrant Tachycardia ("AVNRT"), and atrial fibrillation, atrial flutter, and atrial tachycardia.

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

The EnSite System

    The Company is developing its proprietary EnSite System to address the need for more rapid, comprehensive and cost-effective diagnosis of complex forms of arrhythmia. The high resolution, three-dimensional, color display generated by the EnSite System is designed to provide electrophysiologists greater diagnostic capabilities than single-point contact catheter mapping devices currently available. The EnSite System will provide electrophysiologists with a real time, virtual image of the electrical activity of the heart without contacting the heart's surface. The EnSite System displays more than 3,000 points of electrical activity using the Company's proprietary algorithms. Diagnosis will be enhanced by the "virtual electrogram" function of the EnSite System workstation that allows electrophysiologists to instantaneously view the electrical activity at any of the more than 3,000 points displayed by selecting a specified point on the workstation's three-dimensional color map of the heart with the workstation's mouse pointer. In addition, the locator function of the EnSite System workstation will also enhance diagnosis and treatment by providing electrophysiologists with real-time feedback as to the precise location of auxiliary and therapy catheters introduced into the heart.

    The Company's EnSite System consists of the EnSite catheter and clinical workstation that together form an integrated system. The EnSite System is designed to map ventricular and atrial arrhythmia.

  The EnSite Catheter

    The EnSite catheter is a non-contact, single-use, multi-electrode array, percutaneous catheter, designed for use with the EnSite clinical workstation. The EnSite catheter's multi-electrode array senses electrical activity generated from the endocardial wall while positioned in the heart chamber. The array area of the EnSite catheter is comprised of an inflatable polyurethane balloon within a mechanically expandable multi-electrode array. The multi-electrode array contains a wire braid consisting of 64 braided wires. A handle and cable connector are located at the proximal end of the catheter to allow the physician to position the distal end of the catheter, deploy the multi-electrode array and make electrical connection from the array to the patient interface unit of the EnSite System's workstation.

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

  The EnSite 3000 Clinical Workstation

    The EnSite System's clinical workstation consists of the Company's proprietary patient interface unit and a Silicon Graphics-based workstation and other third-party peripherals, such as a color monitor, a printer and an optical disk drive. The patient interface unit is designed to amplify and digitize the electrical information transmitted by the EnSite catheter. The patient interface unit also accepts information generated by other auxiliary sensors, including as many as 32 standard contact catheter electrodes, which allows the electrophysiologist to monitor clinical events or capture additional data for simultaneous display on the workstation. The workstation is programmed with software containing the Company's proprietary algorithms, which process the electrical information transmitted by the EnSite catheter and reconstruct the heart's geometric layout and the distribution of electrical activity. The heart and the electrical activity are displayed on the workstation as high resolution, three-dimensional isopotential or isochronal color maps. The maps can be viewed as a snapshot in time or as an animated playback at adjustable rates of speed. The maps can also be viewed from any perspective in space and may be zoomed in and out to facilitate rapid diagnosis and treatment of the tachycardia, including identifying the optimal site or sites for ablation.

    The electrical activity displayed on the workstation's three-dimensional map can also be displayed as time-waveforms, called "Virtual Electrograms," at multiple selected sites on the endocardium. Virtual Electrograms are produced by the Company's software contained in the workstation. The electrophysiologist can instantaneously select any of the more than 3,000 sites and waveforms to be displayed by pointing and clicking with the workstation's mouse pointer at the desired location on the map of the heart. The Virtual Electrogram function provides the equivalent of positioning a standard contact catheter at the same site on the endocardium—but without the need for actual physical contact.

    The EnSite System's workstation also generates the EnGuideTM locator signal that can be emitted from selected electrodes on standard EP catheters introduced into the heart along with the EnSite catheter. The EnGuide locator signal provides electrophysiologists with an interactive method for locating and positioning auxiliary or therapy catheters. The locator function is designed to allow electrophysiologists to diagnose and treat complex tachycardia with significantly less use of fluoroscopy than is currently required when using presently available single-point contact catheters. The EnGuide locator signal is detected and displayed on the workstation's three-dimensional map to provide real-time feedback to the electrophysiologist as to the precise location of the catheter and to assist in guiding the catheter (or catheters) to a specific site on the endocardium.

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

Research and Development

    To date, the Company's primary activity has been research, development and testing of the EnSite catheter and the clinical workstation. Virtually all of the Company's research and development activity is performed internally by the Company's team of scientists, engineers and technicians, in consultation with the Company's outside consultants. The Company's research and development team is divided among five groups: software engineering, applied research, hardware engineering, verification and validation, and catheter engineering. In addition, various members of the research and development team support the design and development of the manufacturing processes used in fabricating the EnSite catheter.

    Among its research and development goals, the Company is now pursuing the optimization of the EnSite System functionality for future software releases, incorporating location technology for use in conventional EP studies and developing new catheter technologies for reduced size and cost. The Company expects that its future research and development objectives will include developing new mapping and catheter configurations and software upgrades to enhance the capabilities and ease-of-use of the EnSite System as well as supporting the Company's manufacturing personnel in refining manufacturing processes, improvements and scale-up in connection with the commercialization of the EnSite System. The Company incurred research and development expenses of approximately $6.7 million, $10.7 million and $5.1 million for the fiscal years ended December 31, 1997, 1998 and 1999, respectively. The Company anticipates that it will continue to make significant investments in research and development.

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

    The Company has implemented a manufacturing quality program designed to meet all domestic and international standards for manufacturing medical devices. The Company will be required to meet the requirements of the FDA's good manufacturing practices ("GMP") in order to distribute its products in the United States, and the requirements for ISO 9001 and CE Mark certification in order to distribute products in Europe. During the third quarter 1999, the Company passed a FDA inspection of the facility and the manufacturing processes. The Company received ISO 9001 certification for its catheter and quality system in August 1997, and ISO 9002 certification for the clinical work station and a CE Mark for each of the EnSite catheter and the EnSite 3000 clinical workstation in the first quarter of 1998. ISO 9001 certification for our workstation was subsequently received in November 1998. As part of the regulatory requirements, the Company's facilities and manufacturing processes will be subject to inspection and audit. If the Company fails to satisfy the GMP requirements, it may be required to alter its manufacturing processes. Moreover, any such failure could have a material adverse effect on the Company's ability to market its products, which could adversely affect its business and results of operations. The Company's suppliers will also be required to satisfy GMP standards.

Sales and Marketing

    The Company has employed a direct sales force in the United States and uses distributors for certain international markets. In September 1997 the Company signed a seven-year distribution agreement (the "Distribution Agreement") with Medtronic, Inc. to market the Company's diagnostic products for the electrophysiology markets in Europe and Japan. Under the terms of the Distribution Agreement, Medtronic has been granted exclusive distribution rights for the Company's products in Europe and Japan and has been granted certain rights for distribution in other regions outside North America. The Distribution Agreement was amended in December 1998 to provide Medtronic with exclusive distribution rights for the Company's products in Canada. The Company intends to have additional distributors in various markets throughout the world. The Company retains all distribution rights in the United States.

    In the first quarter of 1998, the Company received a CE Mark for each of the EnSite catheter and the EnSite 3000 clinical workstation, allowing the Company to begin selling its products in the European Community. Distribution by Medtronic in Europe of the EnSite System and EnSite catheter began in the second quarter of 1998. In the second quarter 1999, the Company received FDA approval to market the EnSite catheter and EnSite System for right atrial use in the United States

    The Company believes that prominent electrophysiology labs are generally more likely to keep abreast of and utilize new technologies such as the EnSite System for diagnosing and treating tachycardia. After the Company establishes a presence in major medical centers housing such electrophysiology labs, it then intends to broaden its sales and marketing efforts to include the growing number of smaller, community-based electrophysiology labs. As part of its strategy to gain the awareness of and acceptance by electrophysiology laboratories, the Company has focused on and intends to continue to focus on developing peer reviewed journal articles authored by leading experts in electrophysiology, sponsoring publication of papers based on research covering the performance and benefits of the EnSite System and conducting informational seminars. In addition, as part of its marketing program the Company holds technical seminars and training sessions to educate physicians and its direct sales force and distributors in the use of the Company's products.

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

    In January 1998, the Company signed a license agreement with Medtronic, Inc. which gives the Company co-exclusive use of 3D intracardiac location technology for its EnSite System. The technology, when integrated with the EnSite System, will improve intracardiac catheter positioning while significantly reducing the use of harmful radiation.

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

    The Company's EnSite catheter is sold at a premium in comparison to existing single point catheters used in current diagnostic or mapping procedures and requires an initial capital outlay for the companion clinical workstation. In addition to establishing the safety and efficacy of the EnSite System, and assuming no increase in the level of reimbursement for cardiovascular procedures expected to utilize the Company's products, the Company may be required to economically justify the relative increased cost of utilizing the EnSite System by satisfactorily demonstrating the enhanced benefits of the EnSite System to health care providers and payors in terms of such factors as enhanced patient procedural efficiencies, reduced radiation exposure and improved patient outcomes.

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

    The Company believes that less invasive procedures generally provide less costly overall therapies as compared to conventional drug, surgery and other treatments. The Company anticipates that hospital administrators and physicians would justify the use of the Company's products by the attendant cost savings and clinical benefits that the Company believes would be derived from the use of its products. However, there can be no assurance that this will be the case. Accordingly, reimbursement for the Company's products may not be in international markets under either government or private reimbursement systems, and health care providers may not advocate reimbursement for procedures using the Company's products. Failure by hospitals in the United States or in international markets and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

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

    Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to GMPs). Class II devices are subject to general controls and to special controls (e.g., performance standards, premarket notification). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class II devices.

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

    The Company conducted an initial study of its technology for mapping atrial tachycardia in seven patients in the United Kingdom during the second half of 1996. The Company submitted an IDE application to the FDA in June 1997 for use of the EnSite System in the right atrium, and received an IDE approval in August 1997. In September 1998, the Company filed a 510(k) application with the FDA containing the results of its right atrial multi-center clinical trials. In April 1999 received FDA approval to market the EnSite System for use in the right atrium.

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

    The Company received ISO 9001 certification for its catheter and quality system in August 1997, and ISO 9001 certification for the clinical workstation in November 1998. The Company has obtained CE certification for the EnSite catheter and for the EnSite 3000 clinical workstation. The ISO 9000 series of standards for quality operations have been developed to ensure that companies know the standards of quality to which they must adhere to receive certification. The European Union has promulgated rules which require that medical products receive, by mid-1998, the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. ISO 9000 certification is one of the CE Mark certification requirements.

Product Liability and Insurance

    The development, manufacture and sale of medical products entail significant risk of product liability claims and product failure claims. The Company has conducted only limited clinical trials and does not yet have, and will not have for a number of years, sufficient clinical data to allow the Company to measure the risk of such claims with respect to its products. The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of the Company's products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance with coverage limits of $5 million per occurrence and $5 million annually in the aggregate and there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Product liability insurance is expensive, may be difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition and results of operations.

Employees

    The Company had a total of 152 full-time employees as of December 31, 1999. Of this number, 27 persons were engaged in research and development, 15 were involved in regulatory and quality assurance, 62 were involved with manufacturing and 48 were involved with administration, sales and marketing and support functions. No employee of the Company is covered by a collective bargaining agreement. In addition to its full-time workforce, the Company has consulting or other contractual relationships with 7 other individuals. The Company expects to add such new employees as are necessary to expand its manufacturing capacity for future commercial production.

Executive Officers

    The executive officers of the Company, their ages and positions and a brief biography of each individual are as follows:

Name	Age	Position
James W. Bullock	43	President and Chief Executive Officer and Director
Leota L. Pearson	41	Vice President, Finance and Chief Financial Officer
Michael D. Dale	40	Vice President, Sales and Marketing
Frank J. Callaghan	46	Vice President, Research and Development
Richard J. Omilanowicz	47	Vice President, Manufacturing
Graydon E. Beatty	43	Chief Technical Officer and Director

    James W. Bullock has been President, Chief Executive Officer and a Director of the Company since May 1994. In addition, Mr. Bullock served as the Chief Financial Officer of the Company from May 1994 until May 1996. From April 1992 until joining the Company, Mr. Bullock served as President and Chief Operating Officer of Stuart Medical, Inc., a cardiac monitoring start-up company. From April 1990 to April 1992, Mr. Bullock served as Vice President of Sales and Marketing of the Stackhouse Division of Bird Medical Technologies, a medical device company. From 1978 to 1990, Mr. Bullock served in a variety of marketing and sales management positions, most recently as Vice President of Sales, for the Pharmaseal Division of Baxter International Inc., a medical products company. Mr. Bullock is a director of MVMD Corp., a manufacturer of medical devices.

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

    Michael D. Dale has been Vice President of Sales and Marketing since March 2000. Mr. Dale joined the Company in December 1998 as Vice President Worldwide Sales. From October 1996 until joining the Company, Mr. Dale was Vice President of Global Sales for Cyberonics, Inc., a medical device company, and additionally as managing director of Cyberonics Europe S.A. From July 1988 to October 1996, Mr. Dale served in several capacities at St. Jude Medical, most recently as the Business Unit Director for St. Jude Medical Europe.

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

Forward-Looking Statements

    This Form 10-K Annual Report and the Company's financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and other documents incorporated by reference contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our current assumptions about future financial performance, anticipated problems, and our plans for future operations, which are subject to various risks and uncertainties. When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects," or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending upon a variety of important factors, including those described in Exhibit 99 to this Form 10-K.

ITEM 2. PROPERTIES

    The Company leases approximately 26,000 square feet in St. Paul, Minnesota as its corporate headquarters and production facility. The facility is leased through March 2001. The Company believes that this facility will be adequate to meet its needs through the full commercial introduction of its planned products.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not currently subject to any pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock began trading on the Nasdaq National Market under the symbol "ECSI" on March 19, 1997. On March 24, 1997, the Company received net proceeds of approximately $18,833,000 from an initial public offering of 2,250,000 shares of its common stock and approximately $6,278,000 from a concurrent private placement to Medtronic, Inc. of 750,000 shares of its common stock. In July 1999, the company received proceeds of $10,000,000 from a private placement of 1,111,111 shares of its common stock to accredited investors. Such proceeds have been, and will continue to be, used to fund the continued development and testing of, including clinical trials for, the EnSite System; capital expenditures; research and development, manufacturing, sales and marketing activities; and working capital and other general corporate purposes.

    The following table sets forth, for the period indicated, the high and low sales prices of the Company's common stock, as quoted on the Nasdaq National Market.

	1999		1998
	High	Low	High	Low
First Quarter	$10.375	$7.438	$14.75	$9.63
Second Quarter	10.750	8.750	14.25	9.38
Third Quarter	9.938	8.125	10.75	6.25
Fourth Quarter	11.750	8.500	10.50	4.13

    On March 15, 2000, the closing sales price per share of the Company's common stock as quoted on the Nasdaq National Market was $9.125 per share. On March 15, 2000, there were approximately 97 holders of record of the Company's common stock, representing approximately 2,719 stockholder accounts.

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

	Year Ended December 31,
	1999	1998	1997	1996	1995
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue	$9,597	$1,950	—	—	—
Cost of Goods Sold	6,592	3,624	—	—	—

Gross Margin	3,005	(1,674)	—	—	—
Operating Expenses:
Research & Development	5,102	10,652	$6,745	$4,612	$3,639
General & Administrative	2,005	1,774	2,106	1,724	1,088
Sales & Marketing	7,713	1,310	831	374	123

Operating Loss	(11,815)	(15,410)	(9,682)	(6,710)	(4,850)
Net Interest Income	86	725	1,127	229	116

Net Loss	$(11,729)	$(14,685)	$(8,555)	$(6,481)	$(4,734)

Net loss per share—basic and diluted	$(1.23)	$(1.63)	$(1.21)	$(6.30)	$(4.63)

Weighted average shares outstanding	9,559,494	8,989,477	7,065,378	1,029,239	1,022,757

	Year Ended December 31,
	1999	1998	1997	1996	1995
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,087	$8,715	$22,230	$6,157	$1,864
Working capital	9,700	8,920	21,495	5,549	1,417
Total assets	17,578	13,728	25,036	7,200	2,595
Long-term debt and capital lease obligations less current portion	4,564	812	439	302	160
Accumulated deficit	(51,696)	(39,864)	(25,178)	(16,623)	(10,143)
Total stockholders' equity	8,254	10,463	22,776	6,214	1,916

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

Results of Operations

Years ended December 31, 1999 and 1998

    General.  Net losses decreased to $11,728,656 for the year ended December 31, 1999, from $14,685,275 for the year ended December 31, 1998. The loss for 1998 includes $3,585,602 for the acquisition of locator technology that was purchased during the first quarter from Medtronic, Inc. The Company is in a period of growth in sales and marketing expenses related to market introduction, including increases in personnel costs.

    Revenue and Cost of Goods Sold.  The Company began recording revenue in the U.S. in the second quarter of 1999 and in Europe during the second quarter 1998. Revenue for the year ended December 31, 1999 and 1998 was $9,597,193 and $1,950,497, respectively, and included sales of the Company's EnSite catheter and EnSite 3000 clinical workstation, including the Company's proprietary software, patient interface unit and other peripherals. Cost of goods sold and unabsorbed manufacturing expenses were $6,592,409 and $3,624,291 for the year ended December 31, 1999 and 1998, respectively. Gross margin for the year ended December 31, 1999 and 1998 was 31.3% and (85.8%), respectively. Manufacturing expenses include costs for unabsorbed overhead from the production of inventory held for resale. The year ended December 31, 1998 includes an inventory write-off of $370,800 for the obsolescence of Silicon Graphics computer equipment.

    Research and Development Expenses.  Research and development expenses include compensation and benefit costs within the clinical, software, hardware, catheter and applied research departments as well as costs associated with clinical trials including regulatory expenses and prototype development. Research and development expenses decreased to $5,102,378 in the year ended December 31, 1999, from $10,651,709 during the same period in 1998. The decrease of $5,549,331 includes $3,585,602 for the purchase of locator technology from Medtronic. The remaining decrease is attributable to a reduction in clinical trial expenses, including regulatory expenses as well as software development costs. The Company believes that research and development expenditures will increase slightly in the future as the Company expands clinical research activity.

    General and Administrative Expenses.  General and administrative expenses include personnel costs and professional and legal fees. Expenses were $2,004,991 and $1,774,326 for the years ended December 31, 1999 and 1998, respectively. The increase of $230,665 or 13% was due to increases in personnel.

    Sales and Marketing.  Sales and marketing expenses increased to $7,712,522 during the year ended December 31, 1999, from $1,310,284 during the same period in 1998. This increase is attributable to increases in personnel and costs associated with building and training the U.S. sales and clinical team. In addition, travel expense and other costs associated with product introduction increased. The Company expects continued increases in sale and marketing expenses as it continues its U.S. and international product launch.

    Interest Income.  Interest income was $465,060 and $811,482 for the years ended December 31, 1999 and 1998, respectively. The decrease was due primarily to the lower cash and cash equivalent balances.

Years ended December 31, 1998 and 1997

    General.  During the year ended December 31, 1998, the Company incurred losses totaling $14,685,275, an increase of $6,130,281 from $8,554,994 for the year ended December 31, 1997. The Company is entering a period of growth in clinical trial expenses and sales and marketing expenses related to market introduction.

    Revenue and Cost of Goods Sold.  The Company began recording revenue in the second quarter of 1998. Revenue for the year ended December 31, 1998 was $1,950,497 and included sales of the Company's EnSite catheter and EnSite 3000 clinical workstation, including the Company's proprietary software, patient interface unit and other peripherals. Cost of goods sold and unabsorbed manufacturing expenses were $3,624,291 for the year ended December 31, 1998. Manufacturing expenses include costs for unabsorbed overhead from the production of inventory held for resale. The year ended December 31, 1998 includes an inventory write-off of $370,800 for the obsolescence of Silicon Graphics computer equipment

    Research and Development Expenses.  Research and development expenses included compensation and benefit costs associated with the software, hardware, catheter and applied research departments, clinical trials, including regulatory expenses and prototype development. Research and development expenses increased to $10,651,709 from $6,744,553 for the years ended December 31, 1998, and 1997, respectively. The increase of $3,907,156 included $3,585,602 for the purchase of locator technology from Medtronic. The remaining increase was attributable to increases in clinical trial expenses, including regulatory expenses. The Company believes that research and development expenses will remain relatively flat during 1999.

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

    The Company's operations since inception have been primarily funded by net proceeds from the sales of common and preferred stock totaling approximately $59,979,000 through December 31, 1999. As of December 31, 1999 and December 31, 1998, the Company had cash, cash equivalents and short-term investments of $7,086,786 and $8,714,832, respectively.

    For the year ended December 31, 1999, the Company used $12,796,819 for operations and $571,691 for capital expenditures.

    In January 1999, the Company announced a financing agreement with Medtronic, Inc. Under the agreement, the Company would receive $7 million from Medtronic Asset Management, which is repayable by 2001 or, if earlier, at the close of a significant round of debt or equity financing. The Company received $3.5 million of the financing in February 1999 and the remaining $3.5 million in January 2000.

    In July 1999, the Company received proceeds of $10,000,000 from a private placement of 1,111,111 share of its common stock to accredited investors. The placement was priced at $9.00 per share. In August 1999, these shares were registered pursuant to the Securities Act of 1933.

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

Year 2000

    The Company did not experience any material disruption as a result of Year 2000 computer problems in its financial systems, internal manufacturing processes or the EnSite System. In addition, the Company did not experience any material disruption due to the systems of other companies on which the Company relies. The amount of remediation work required to address year 2000 problems was not extensive and the total cost of resolving Year 2000 issues did not have a material effect on the Company's financial position, results of operations or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company had approximately $7.1 million of cash and investments on December 31, 1999. Substantially all of the investments were U.S. government or investment grade, fixed income securities from domestic issuers. Because of the credit risk criteria of the Company's investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of the Company's investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company's investments, management believes that such an increase in interest rates would not have a material impact on the Company's future earnings or cash flows. Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies. Therefore, management does not believe the Company is exposed to any material foreign currency exchange rate risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Report of Independent Auditors

Board of Directors and Stockholders
Endocardial Solutions, Inc.

    We have audited the accompanying balance sheets of Endocardial Solutions, Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endocardial Solutions, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Minneapolis, Minnesota
February 18, 2000

Endocardial Solutions, Inc.

Balance Sheets

	December 31
	1999	1998
Assets
Current assets:
Cash and cash equivalents	$1,770,980	$654,529
Short-term investments	5,315,806	8,060,303
Accounts receivable	3,731,917	475,750
Inventories	2,806,965	1,827,061
Prepaid expenses and other current assets	604,770	311,124

Total current assets	14,230,438	11,328,767
Furniture and equipment	5,408,709	3,942,741
Less accumulated depreciation	(2,426,976)	(1,668,305)

	2,981,733	2,274,436
Deposits	40,174	81,709
Patents, net of accumulated amortization (1999—$89,989; 1998—$74,440)	27,093	42,642
Software development costs	298,548	—

Total assets	$17,577,986	$13,727,554

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,691,426	$762,147
Accrued salaries and expenses	1,739,427	706,724
Current portion of capital lease obligations	680,598	876,959
Current portion of deferred revenue	419,327	62,574

Total current liabilities	4,530,778	2,408,404
Long-term liabilities:
Capital lease obligations	1,064,339	812,339
Long-term debt	3,500,000	—
Deferred revenue	229,297	43,389
Stockholders' equity:
Undesignated Preferred Stock, par value $.01 per share:
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common Stock, $.01 par value:
Authorized shares—40,000,000
Issued and outstanding shares—December 31, 1999—10,185,183; December 31, 1998—9,011,762	101,852	90,118
Additional paid-in capital	59,877,434	50,329,703
Accumulated deficit	(51,696,024)	(39,863,607)
Deferred compensation	(29,690)	(92,792)

Total stockholders' equity	8,253,572	10,463,422

Total liabilities and stockholders' equity	$17,577,986	$13,727,554

See accompanying notes.

Endocardial Solutions, Inc.

Statements of Operations

	Year ended December 31
	1999	1998	1997
Revenue:	$9,597,193	$1,950,497	$—
Cost of goods sold	6,592,409	3,624,291	—

Gross margin	3,004,784	(1,673,794)	—
Operating expenses:
Research and development	5,102,378	10,651,709	6,744,553
General and administrative	2,004,991	1,774,326	2,106,510
Sales and marketing	7,712,522	1,310,284	830,590

Operating loss	(11,815,107)	(15,410,113)	(9,681,653)
Other income (expense):
Interest income	465,060	811,482	1,212,122
Interest expense	(378,609)	(86,644)	(85,463)

	86,451	724,838	1,126,659

Net loss for the period	$(11,728,656)	$(14,685,275)	$(8,554,994)

Net loss per share—basic and dilutive	$(1.23)	$(1.63)	$(1.21)

Weighted average shares outstanding	9,559,494	8,989,477	7,065,378

See accompanying notes.

Endocardial Solutions, Inc.
Statements of Changes in Stockholders' Equity

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
							Common Stock
									Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at December 31, 1996	775,000	$7,750	6,682,506	$66,825	1,953,700	$19,537	$1,053,428	$10,534	$23,444,359	$(16,623,338)	$(711,409)	$6,214,258
Sale of Common Stock at $9.00 per share in March 1997, net of offering costs	—	—	—	—	—	—	3,000,000	30,000	24,582,727	—	—	24,612,727
Conversion of Preferred Stock to Common Stock	(775,000)	(7,750)	(6,682,506)	(66,825)	(1,953,700)	(19,537)	4,705,602	47,056	47,056	—	—	—
Exercise of stock options	—	—	—	—	—	—	175,411	1,754	100,631	—	—	102,385
Redemption of Common Stock	—	—	—	—	—	—	(32)	—	(144)	—	—	(144)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	402,101	402,101
Net loss	—	—	—	—	—	—	—	—	—	(8,554,994)	—	(8,554,994)

Balance at December 31, 1997	—	—	—	—	—	—	8,934,409	89,344	48,174,629	(25,178,332)	(309,308)	22,776,333
Value of warrants granted in connection with purchase of technology	—	—	—	—	—	—	—	—	2,085,602	—	—	2,085,602
Exercise of stock options	—	—	—	—	—	—	77,353	774	69,472	—	—	70,246
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	216,516	216,516
Net loss	—	—	—	—	—	—	—	—	—	(14,685,275)	—	(14,685,275)

Balance at December 31, 1998	—	—	—	—	—	—	9,011,762	90,118	50,329,703	(39,863,607)	(92,792)	10,463,422
Value of warrants exercised, net of issuance in connection with lease agreement	—	—	—	—	—	—	30,565	306	103,455	(103,761)	—	—
Private placement at $9.00 per share in July 1999, net of offering costs	—	—	—	—	—	—	1,111,111	11,111	9,346,787	—	—	9,357,898
Exercise of stock options	—	—	—	—	—	—	31,747	317	61,870	—	—	62,187
Redemption of common stock	—	—	—	—	—	—	(2)	—	(9)	—	—	(9)
Deferred compensation related to stock options	—	—	—	—	—	—	—	—	35,628	—	(35,628)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	98,730	98,730
Net loss	—	—	—	—	—	—	—	—	—	(11,728,656)	—	(11,728,656)

Balance at December 31, 1999	—	$—	—	$—	—	$—	$10,185,183	$101,852	$59,877,434	$(51,696,024)	$(29,690)	$8,253,572

See accompanying notes.

Endocardial Solutions, Inc.

Statements of Cash Flows

	Year ended December 31
	1999	1998	1997
Operating activities
Net loss	$(11,728,656)	$(14,685,275)	$(8,554,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	810,249	619,483	463,666
Amortization of deferred compensation	98,730	216,516	402,101
Value of warrants granted in connection with purchase of technology	—	2,085,602	—
Loss on disposal of equipment	6,398	4,971	1,726
Changes in operating assets and liabilities:
Accounts receivable	(3,256,167)	(475,750)
Inventories	(979,904)	(537,744)	(848,063)
Prepaid expenses and other assets	(252,111)	(72,939)	(163,131)
Accounts payable	929,279	(148,635)	644,926
Accrued salaries and expenses	1,032,703	191,104	350,854
Deferred revenue	542,661	105,963	—

Net cash used in operating activities	(12,796,818)	(12,696,704)	(7,702,915)
Investing activities
Purchase of short-term investments	(8,110,503)	(21,872,986)	(35,422,173)
Maturities of short-term investments	10,855,000	34,529,855	14,705,000
Purchase of furniture and equipment	(571,691)	(238,980)	(584,499)
Patent expenditures	—	(21,211)	(12,368)
Software development costs	(298,548)	—	—
Proceeds from sale of equipment	980	5,797	1,958

Net cash provided by (used in) investing activities	1,875,238	12,402,475	(21,312,082)
Financing activities
Proceeds from notes payable	3,500,000	—	—
Principal payments on notes payable and capital lease obligations	(882,045)	(634,144)	(344,806)
Proceeds from issuance of common stock	9,420,076	70,246	24,714,968

Net cash provided by (used in) financing activities	12,038,031	(563,898)	24,370,162

Increase (decrease) increase in cash and cash equivalents	1,116,451	(858,127)	(4,644,835)
Cash and cash equivalents at beginning of year	654,529	1,512,656	6,157,491

Cash and cash equivalents at end of year	$1,770,980	$654,529	$1,512,656

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment and inventory through capital lease obligations	$937,684	$1,490,484	$622,519

See accompanying notes.

Endocardial Solutions, Inc.

Notes to Financial Statements

December 31, 1999

1. Description of Business

    Endocardial Solutions, Inc. (the "Company") designs, develops and manufactures a minimally invasive and integrated system that locates and facilitates treatment of cardiac tachyarrhythmias. Tachyarrhythmias are abnormal heart rhythms caused by disorders interfering with the normal electrical activity of the heart, which, if undetected and untreated, can cause palpitations, dizziness and fainting, or sudden cardiac death. The Company is developing products to diagnose ventricular tachycardia, a widespread, complex and serious form of tachyarrhythmia, and intends to utilize its technology to produce products to diagnose atrial arrhythmias, including atrial fibrillation. The Company believes that its proprietary technology will enable physicians to rapidly and accurately map the heart's electrical activity and locate the abnormal heart rhythms through three-dimensional imaging.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1999 and 1998, the Company's cash equivalents consisted of investments in government securities carried at amortized cost which approximated market value, with no resulting unrealized gains and losses recognized.

Revenue Recognition

    Revenue from the sale of the Company's system is recognized at the time of shipment in instances where the Company has evidence of a contract, the fee charged is fixed and determinable and collection is probable. Revenue from service and customer support contracts is deferred and recognized ratably over the period the services are provided.

Software Development Costs

    The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. The Company amortizes these costs over an estimated economic useful life of three years.

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

Short-Term Investments

    Short-term investments consist of U.S. Government obligations and corporate debt securities with maturities of less than one year. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has classified the debt securities as available for sale. Available for sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. At December 31, 1999, the fair value of the Company's investments approximates cost.

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

Reclassification

    Certain prior year items have been reclassified to conform with the 1999 presentation.

3. Inventories

    Inventories consist of the following:

	December 31
	1999	1998
Raw materials	$1,177,590	$1,187,677
Work-in-progress	369,803	235,908
Finished goods	1,259,572	403,476

	$2,806,965	$1,827,061

4. Long-Term Debt and Capital Lease Obligations

Long-Term Debt

    In February 1999, the Company entered into a $7,000,000 note agreement with Medtronic. Under the agreement, the Company received $3,500,000 in February 1999 and an additional $3,500,000 in January 2000. The note agreement bears interest at 8% per year and is payable on a quarterly basis. Any borrowings under the note are due on the earliest of the following: (i) the closing of any financing from which the Company receives net proceeds of at least $20,000,000; (ii) a change of control; or (iii) February 2, 2001. Medtronic also received a warrant to purchase shares of the Company's common stock. The number of shares Medtronic can purchase is based upon the amount outstanding under the note agreement, plus any accrued interest, divided by the exercise price, which as of December 31, 1999 was $10.08. The warrant may be exercised only immediately before a change of control in the Company if there remains an amount outstanding under the note agreement, or upon an event of default by the Company. Medtronic may exercise the warrant by either converting any outstanding amounts due under the note agreement or paying cash for the shares of common stock acquired. The exercise price of the warrant is equal to the average closing price of the Company's common stock for the ten previous trading dates prior to the change of control or event of default.

Capital Lease Obligations

    The Company has entered into equipment leasing line of credit agreements with two different venture leasing companies for the acquisition of furniture, fixtures and research and development equipment. As of December 31, 1999 and 1998, the Company had outstanding lease obligations under these agreements of $1,621,923 and $1,407,166, respectively.

    The Company has entered into an additional capital lease agreement with a third party related to the purchase of inventory components. The Company had $123,104 and $282,146 outstanding under this obligation at December 31, 1999 and 1998, respectively.

    The cost of furniture and equipment in the accompanying balance sheets includes the following amounts under capital leases:

	December 31
	1999	1998
Research and development equipment	$2,981,815	$2,077,331
Less accumulated amortization	1,084,916	606,992

Net assets under capital leases	$1,896,899	$1,470,339

    Future minimum lease payments under capital leases consisted of the following asof December 31, 1999:

Capital Leases
Year ending December 31:
2000	$789,968
2001	584,215
2002	477,562
2003	103,044

Total minimum payments	1,954,789
Less amount representing interest	209,852

Present value of net minimum payments	1,744,937
Less current portion	680,598

Long-term obligations, net of current portion	$1,064,339

    Interest paid for the years ended December 31, 1999, 1998 and 1997 was $378,608, $86,644 and $85,463, respectively.

5. Operating Leases

    The Company leases its office facility and certain equipment under operating lease agreements which expire on various dates through 2001. Under the office facility agreement, the Company is required to pay a base rent plus certain operating expenses. Rent expense was $386,112, $381,714 and $258,895 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Future minimum lease commitments required under non-cancelable operating leases as of December 31, 1999 are as follows:

Year ending December 31:
2000	$424,533
2001	106,957

$531,490

6. Reverse Stock Split

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

7. Stock Options and Warrants

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

    The following table summarizes the activity under the Company's stock option plans:

			1993 Long-Term Plan Options Outstanding
	Director's Plan					Weighted Average Exercise Price Per Share
	Shares Available for Grant	Options Outstanding	Shares Available for Grant	NSO	ISO
Balance at December 31, 1995	—	—	93,562	81,313	554,062	$.32
Additional shares reserved for issuance	—	—	350,000	—	—	—
Granted	—	—	(298,750)	6,250	292,500	2.80
Canceled	—	—	11,478	—	(11,478)	.33
Exercised	—	—	—	(10,313)	(14,552)	.26

Balance at December 31, 1996	—	—	156,290	77,250	820,532	1.14
Additional shares reserved for issuance	200,000	—	600,000	—	—	—
Granted	(50,000)	50,000	(235,500)	—	235,500	11.00
Canceled	—	—	36,407	—	(36,407)	9.69
Exercised	—	—	—	(34,750)	(140,659)	.59

Balance at December 31, 1997	150,000	50,000	557,197	42,500	878,966	3.68
Granted	(20,000)	20,000	(224,500)	—	224,500	9.98
Canceled	—	—	88,982	—	(88,982)	4.18
Exercised	—	—	—	(5,000)	(72,353)	1.41

Balance at December 31, 1998	130,000	70,000	421,679	37,500	942,131	5.26
Additional shares reserved for issuance	—	—	300,000	—	—	—
Granted	(20,000)	20,000	(465,500)	—	465,500	9.08
Canceled	11,667	(11,667)	125,017	—	(125,017)	9.57
Exercised	—	—	—	—	(31,747)	2.05

Balance at December 31, 1999	121,667	78,333	381,196	37,500	1,250,867	$6.25

    The following table summarizes information about the stock options outstanding at December 31, 1999:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Number Exercisable	Weighted-Average Exercise Price Per Share
$ 0.20 - $ 0.34	361,158	4.88	$.33	363,658	$.33
0.60 - 2.40	107,771	6.33	2.06	95,665	2.03
3.70 - 7.88	75,038	7.10	4.43	51,367	4.26
8.25 - 12.38	796,733	8.58	9.47	242,718	9.66
12.50 - 13.13	26,000	8.07	12.93	13,006	12.93

$ 0.20 - $13.13	1,366,700	7.33	$6.25	766,414	$3.97

    Options outstanding under the stock option plans expire at various dates during the period from April 2003 through October 2009. Exercise prices for options outstanding as of December 31, 1999 ranged from $.20 to $13.13 per share. The number of options exercisable as of December 31, 1999, 1998 and 1997 were 766,414, 557,605 and 405,670, respectively, at weighted-average exercise prices of $3.97, $2.58 and $1.18 per share, respectively.

    The weighted-average grant date fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $4.63, $4.87 and $4.70 per share, respectively.

    In November 1994, the Company entered into a three year operating lease agreement for research and development equipment. In connection with the agreement, the Company granted the lessor a warrant to purchase 46,605 shares of Common Stock at $3.40 per share. The warrant expires five years from the grant date and was deemed to have a value of $15,846. Such value was expensed during the year ended December 31, 1995. These warrants were exercised during 1999.

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

    Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rates ranging from 4.85% to 5.33%, dividend yields of -0-, volatility factors of the expected market price of the Company's stock ranging from .41 to .61 and a weighted-average expected life of the options of four years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

	1999	1998	1997
Pro forma net loss	$(12,921,011)	$(15,568,720)	$(9,425,150)

Pro forma net loss per common share	$(1.35)	$(1.73)	$(1.33)

    The pro forma effect on net loss for 1999, 1998 and 1997 is not representative of the pro forma effect on net loss in future years because it does not take into consideration expense related to grants made prior to 1995.

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

8. Deferred Compensation

    For options granted during the year ended December 31, 1996 to purchase a total of 298,750 shares of common stock at exercise prices ranging from $.34 to $5.00 per share, the Company recognized $1,484,680 as deferred compensation for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deferred compensation expense is amortized ratably over the vesting period of the options. For the years ended December 31, 1999, 1998 and 1997, $92,792, $216,516 and $402,101 was expensed, respectively.

    For options granted during the year ended December 31, 1999 to purchase a total of 95,000 shares of common stock at an exercise price of $8.50 per share, the Company recognized $35,628 of deferred compensation for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deferred compensation expense is amortized ratably over the vesting period of the options. For the year ended December $5,938 was expensed.

    The remaining unamortized deferred compensation is expected to be charged to operations as follows:

2000	$8,910
2001	8,910
2002	8,910
2003	2,960

Total	$29,690

9. Income Taxes

    At December 31, 1999, the Company had net operating loss carryforwards of approximately $49,000,000. The net operating loss carryforwards are available to offset future taxable income and begin to expire in the year 2009. No benefit has been recorded for such loss carryforwards, and utilization in future years may be limited under Section 382 of the Internal Revenue Code if significant ownership changes have occurred.

    Components of deferred tax assets are as follows:

	December 31,
	1999	1998
Deferred tax assets:
Net operating loss carryforwards	$19,598,000	$14,585,600
Inventory reserve	10,000	12,000
Accrued liabilities	101,000	283,000

	19,709,000	14,880,600
Deferred tax liabilities:
Depreciation and amortization	(278,000)	(248,000)
Capitalized software costs	(119,000)	—

Net deferred tax assets	19,312,000	14,632,600
Valuation allowance	(19,312,000)	(14,632,600)

Total net deferred tax assets	$—	$—

10. Related Party Transaction

    The Company paid approximately $-0-, $8,600 and $16,000 for the years ended December 31, 1999, 1998 and 1997, respectively, to Novel Biomedical in connection with research and development performed for the Company. The owner of Novel Biomedical is a founder and stockholder of the Company.

11. Sources of Supply

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

12. License Agreement

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

13. Significant Customer

    The Company has a distributor that represents 42% and 100% of all net revenues for the year ended December 31, 1999 and 1998, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The section under the heading "Election of Directors" and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2000 (the "2000 Proxy Statement"), which definitive 2000 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 1999, are incorporated herein by reference.

    See Item 1 in Part I hereof for information regarding Executive Officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

    The section under the heading "Election of Directors" entitled "Compensation of Directors" and the section entitled "Executive Compensation" in the 2000 Proxy Statement, which definitive 2000 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 1999, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, which definitive 2000 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 1999, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Transactions" in the 2000 Proxy Statement, which definitive 2000 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 1999, is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

  (1)
  Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K.
Page in this Annual Report
Report of Independent Auditors
Audited Financial Statements
Balance Sheets
Statements of Operations
Statements of Changes in Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

  (2)
  Financial Statement Schedules

    None. All financial statement schedules are omitted because of the absence of conditions under which they are required.

  (3)
  EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
3.2	Amended Bylaws of the Company (Filed herewith)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (Filed herewith)
4.1	Warrant Agreement dated November 18, 1993 between the Company and Tikkun Resource Development relating to warrant issued to Tikkun Resource Development to purchase shares of common stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.2	Warrant Agreement dated November 15, 1994 between the Company and Comdisco, Inc. relating to Warrant issued to Comdisco, Inc. to purchase shares of Series B Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.3	Warrant Agreement dated August 20, 1996 between the Company and Comdisco, Inc. relating to Warrant issued to Comdisco, Inc. to purchase shares of Series D Preferred Stock (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.4	Rights Agreement dated as of August 25, 1999 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 25, 1999 (File No. 0-22233))
10.1	Real Property Lease Agreement dated September 15, 1993 between the Company and the Port Authority of St. Paul, together with Amendment Nos. 1, 2 and 3 thereto dated February 6, 1995, May 16, 1995, June 4, 1996, respectively (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.2	Amendment No 4 to the Real Property Lease Agreement dated September 15, 1993 between the Company and the Port Authority of St. Paul (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K, dated March 31, 1998 (File No. 0-22233)).
10.3	Master Lease Agreement dated November 14, 1994, as amended, between the Company and Comdisco, Inc., with Exhibits (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.4*	Amended and Restated 1993 Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))
10.5*	Directors' Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.6*	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.7	Investment Agreement dated April 26, 1996 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.8	Amended and Restated Investors Rights Agreement dated January 31, 1995, together with Amendments thereto dated March 1, 1995 and April 26, 1996, respectively, between the Company and the holders of the Company's Series A and Series B Preferred Stock (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.9	Stock Purchase Agreement between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.10	Purchase Agreement between the Company, Piper Jaffray Inc., and Volpe, Welty & Company LLC (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.11	Distribution/Supply Agreement, dated September 8, 1997, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, dated July 23, 1997, as amended on January 9, 1998, June 4, 1998 and July 31, 1998 (File No. 333-31927))
10.12	License Agreement, dated January 30, 1998, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as amended on July 31, 1998 (File No. 0-22233))
10.13	Master Lease Agreement dated May 4, 1998, between the Company and Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22233))
10.14	Amendment to Distribution/Supply Agreement dated December 11, 1998 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.15	Note Purchase Agreement dated February 2, 1999, between the Company and Medtronic Asset Management, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.16	Warrant, dated February 2, 1999, to purchase shares of common stock, issued by the Company to Medtronic Asset Management, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.17	Extension of Lease Commitment, dated February 12, 1999, by Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.18	Securities Purchase Agreement dated July 9, 1999, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))
10.19	Registration Rights Agreement dated July 9, 1999, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))
23	Consent of Ernst & Young LLP (Filed herewith)
24	Power of Attorney (included on signature page of this Report)
27	Financial Data Schedule (Filed herewith)
99	Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 (Filed herewith)

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of the Form 10-K Report.

(b)
Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c)
See Item 14(a)(3) above.

(d)
See Item 14(a)(2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Paul, Minnesota.

Date: March 29, 2000	ENDOCARDIAL SOLUTIONS, INC.
	By	/s/ JAMES W. BULLOCK James W. Bullock President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 29 day of March, 2000.

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

Signature	Title

/s/ JAMES W. BULLOCK James W. Bullock	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ LEOTA L. PEARSON Leota L. Pearson	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ GRAYDON E. BEATTY Graydon E. Beatty	Director
/s/ JAMES E. DAVERMAN James E. Daverman	Director
/s/ ROBERT G. HAUSER, M.D. Robert G. Hauser, M.D.	Director

/s/ STEVEN R. LAPORTE Steven R. LaPorte	Director
/s/ RICHARD D. RANDALL Richard D. Randall	Director

Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
3.2	Amended Bylaws of the Company (Filed herewith)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (Filed herewith)
4.1	Warrant Agreement dated November 18, 1993 between the Company and Tikkun Resource Development relating to warrant issued to Tikkun Resource Development to purchase shares of common stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.2	Warrant Agreement dated November 15, 1994 between the Company and Comdisco, Inc. relating to Warrant issued to Comdisco, Inc. to purchase shares of Series B Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.3	Warrant Agreement dated August 20, 1996 between the Company and Comdisco, Inc. relating to Warrant issued to Comdisco, Inc. to purchase shares of Series D Preferred Stock (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.4	Rights Agreement dated as of August 25, 1999 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 25, 1999 (File No. 0-22233))
10.1	Real Property Lease Agreement dated September 15, 1993 between the Company and the Port Authority of St. Paul, together with Amendment Nos. 1, 2 and 3 thereto dated February 6, 1995, May 16, 1995, June 4, 1996, respectively (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.2	Amendment No 4 to the Real Property Lease Agreement dated September 15, 1993 between the Company and the Port Authority of St. Paul (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K, dated March 31, 1998 (File No. 0-22233)).
10.3	Master Lease Agreement dated November 14, 1994, as amended, between the Company and Comdisco, Inc., with Exhibits (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.4*	Amended and Restated 1993 Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))
10.5*	Directors' Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.6*	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.7	Investment Agreement dated April 26, 1996 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))

10.8	Amended and Restated Investors Rights Agreement dated January 31, 1995, together with Amendments thereto dated March 1, 1995 and April 26, 1996, respectively, between the Company and the holders of the Company's Series A and Series B Preferred Stock (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.9	Stock Purchase Agreement between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.10	Purchase Agreement between the Company, Piper Jaffray Inc., and Volpe, Welty & Company LLC (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.11	Distribution/Supply Agreement, dated September 8, 1997, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, dated July 23, 1997, as amended on January 9, 1998, June 4, 1998 and July 31, 1998 (File No. 333-31927))
10.12	License Agreement, dated January 30, 1998, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as amended on July 31, 1998 (File No. 0-22233))
10.13	Master Lease Agreement dated May 4, 1998, between the Company and Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22233))
10.14	Amendment to Distribution/Supply Agreement dated December 11, 1998 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.15	Note Purchase Agreement dated February 2, 1999, between the Company and Medtronic Asset Management, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.16	Warrant, dated February 2, 1999, to purchase shares of common stock, issued by the Company to Medtronic Asset Management, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.17	Extension of Lease Commitment, dated February 12, 1999, by Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.18	Securities Purchase Agreement dated July 9, 1999, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))
10.19	Registration Rights Agreement dated July 9, 1999, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))
23	Consent of Ernst & Young LLP (Filed herewith)
24	Power of Attorney (included on signature page of this Report)
27	Financial Data Schedule (Filed herewith)
99	Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 (Filed herewith)

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of the Form 10-K Report.

QuickLinks

  (Mark One)
DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Reclassification
  Long-Term Debt
  Capital Lease Obligations
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Index to Exhibits