Form 10-Q
period 2000-03-31
ENDOCARDIAL SOLUTIONS INC
filed 2000-05-12
CIK 940659

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-22233

Endocardial Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1724963 (IRS Employer Identification Number)
1350 Energy Lane, Suite 110, Saint Paul, Minnesota 55108 (Address of principal executive offices and zip code)	(651) 523-6900 (Registrant's telephone number including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	10,186,120
(Class)	(Number of Shares Outstanding at May 2, 2000)

INDEX

Endocardial Solutions, Inc.

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Balance Sheets—March 31, 2000 and December 31, 1999	3
	Statements of Operations—Three month period ended March 31, 2000 and March 31, 1999	4
	Statements of Cash Flows—Three and nine months ended March 31, 2000 and March 31, 1999	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7-9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9
PART II. OTHER INFORMATION
Items 1 through 5 have been omitted since all items are inapplicable or answers negative.
Item 6.	Exhibits and Reports on Form 8-K	9

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Endocardial Solutions, Inc.

Balance Sheets

	March 31, 2000	December 31, 1999
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$2,274,167	$1,770,980
Short-term investments	4,851,726	5,315,806
Accounts Receivable	3,193,559	3,731,917
Inventories	3,069,603	2,806,965
Prepaid expenses and other current assets	988,041	604,770

Total current assets	14,377,096	14,230,438
Furniture and equipment	5,630,784	5,408,709
Less accumulated depreciation	(2,665,946)	(2,426,976)

	2,964,838	2,981,733
Deposits	40,174	40,174
Patents, net of accumulated amortization (2000—$93,474; 1999—$89,989)	23,608	27,093
Software development costs	581,837	298,548

Total assets	$17,987,553	$17,577,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,799,813	$1,691,426
Accrued salaries and expenses	1,097,736	1,739,427
Current portion of capital lease obligations	644,300	680,598
Current portion of long-term debt	7,000,000	—
Current portion of deferred revenue	497,778	419,327

Total current liabilities	11,039,627	4,530,778
Long-term Liabilities:
Capital lease obligations	940,185	1,064,339
Long-term debt	—	3,500,000
Deferred revenue	254,357	229,297
Stockholders' equity:
Undesignated Preferred Stock, par value $.01 per share:
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common Stock, $.01 par value
Authorized shares—40,000,000
Issued and outstanding shares—March 31, 2000—10,185,183; December 31, 1999—10,185,183	101,852	101,852
Additional paid-in capital	59,877,434	59,877,434
Accumulated deficit	(54,198,439)	(51,696,024)
Deferred compensation	(27,463)	(29,690)

Total stockholders' equity	5,753,384	8,253,572

Total liabilities and stockholders' equity	$17,987,553	$17,577,986

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Endocardial Solutions, Inc.

Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31, 2000	March 31, 1999
Revenue	$3,360,059	$1,293,381
Cost of goods sold	1,875,676	1,441,918

Gross margin	1,484,383	(148,537)
Operating expenses:
Research and development	1,062,409	1,364,980
General and administrative	533,519	475,549
Sales and marketing	2,353,793	978,542

Operating loss	(2,465,338)	(2,967,608)
Other income (expense):
Interest income	125,538	113,077
Interest expense	(162,615)	(58,551)

	(37,077)	54,526

Net loss for the period
	$(2,502,415)	$(2,913,082)

Net loss per share—basic and diluted	$(0.25)	$(0.32)

Weighted average shares outstanding	10,185,183	9,023,632

See accompanying notes.

Endocardial Solutions, Inc.

Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31, 2000	March 31, 1999
Operating activities
Net loss	$(2,502,415)	$(2,913,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	242,455	176,197
Amortization of deferred compensation	2,227	23,196
Loss on disposal of equipment	—	—
Changes in operating assets and liabilities:
Accounts Receivable	538,358	(455,449)
Inventory	(262,638)	(101,247)
Prepaid expenses and other assets	(383,271)	(21,310)
Accounts payable	108,387	407,569
Accrued salaries and expenses	(641,690)	(182,358)
Deferred revenue	103,510	57,406

Net cash provided by (used in) operating activities	(2,795,077)	(3,009,078)
Investing activities
Purchases of short-term investments	(1,035,920)	(1,998,730)
Maturities of short-term investments	1,500,000	2,710,000
Purchases of furniture and equipment	(222,075)	(86,639)
Patent expenditures	—	—
Software development costs	(283,289)	—
Proceeds from sale of equipment	—	—

Net cash provided by (used in) investing activities	(41,284)	624,631
Financing activities
Proceeds from notes payable	3,500,000	3,500,000
Principal payments on notes payable and capital lease obligations	(160,452)	(160,314)
Proceeds from issuance of common stock	—	4,155

Net cash provided by (used in) financing activities	3,339,548	3,343,841
Increase (decrease) in cash and cash equivalents	503,187	959,394
Cash and cash equivalents at beginning of period	1,770,980	654,529

Cash and cash equivalents at end of period	$2,274,167	$1,613,923

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through capital lease obligations	$—	$239,251

See accompanying notes.

Endocardial Solutions, Inc.

Notes to Financial Statements

(Unaudited)

1. Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Due to the Company's full market release in Europe in the third quarter 1998, the Company is no longer considered to be in the development stage. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 1999, contained in the Company's Form 10-K.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

    Endocardial Solutions Inc. (the "Company"), was incorporated in May 1992. The Company develops, manufactures and markets the EnSite 3000® clinical workstation and EnSite® catheter for use by electrophysiologists in diagnosing and mapping abnormal heart rhythms known as arrhythmias. The EnSite 3000 clinical workstation and EnSite catheter received FDA approval for right atrial use in the U.S. during the second quarter 1999. Through a distribution agreement with Medtronic, Inc., the products are available in full market release to electrophysiologists in Europe and Canada.

Results of Operations

    General.  Net losses decreased to $2,502,415, or $.25 per share, for the three months ended March 31, 2000, from $2,913,082 or $.32 per share, for the same period in 1999. The Company expects losses to continue throughout the year in 2000. The Company is entering a period of growth in sales and marketing expenses related to market introduction, including increases in personnel costs.

    Revenue and Cost of Goods Sold.  The Company began recording revenue in the U.S. in the second quarter of 1999 and in Europe during the second quarter 1998. This was the fourth quarter of U.S. revenue and positive gross profit. Revenue for the three months ended March 31, 2000 was $3,360,059, compared with revenues of $1,293,381 for the same period of 1999. Revenue included sale of the Company's EnSite catheter and EnSite 3000 clinical workstation, including the Company's proprietary software, patient interface unit and other peripherals. Cost of goods sold including unabsorbed manufacturing expenses were $1,875,676 and $1,441,918 for the quarter ended March 31, 2000 and 1999, respectively. Gross profit margins were 44.2% for the three months ended March 31, 2000, compared with (11.5%) for the same period in 1999.

    Research and Development Expenses.  Research and development expenses include compensation and benefit costs within the clinical, software, hardware, catheter and applied research departments as well as costs associated with regulatory expenses. Research and development expenses were $1,062,409 for the three month period ended March 31, 2000, compared to $1,364,980 during the same period in 1999, a decrease of $302,571. The decrease is attributable to the capitalization, after reaching technological feasibility, of software development costs related to the upcoming version 2.0 "Clarity" release, due out in the latter half of 2000. For the three months ended March 31, 1999 all software development costs have been expensed. The Company believes research and development expenditures will increase slightly for the remainder of 2000.

    General and Administrative Expenses.  General and administrative expenses were $533,519 and $475,549 for the three months ended March 31, 2000 and 1999, respectively, an increase of $57,970. The increase is due primarily to an increase in personnel costs.

    Sales and Marketing Expenses.  Sales and marketing expenses were $2,353,793 during the three months ended March 31, 2000, and $978,542 during the same period in 1999, an increase of $1,375,251. The increase is primarily attributable to increases in personnel and costs associated with building and training of the U.S. sales and clinical team. The Company expects continued increases in sales and marketing expenses as the Company continues its U.S. product launch.

    Interest Income.  Interest income was $125,538 and $113,077 for the three months ended March 31, 2000 and 1999, respectively. The increase was due to the higher average balances in cash, cash equivalents and short-term investments.

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

    The Company's operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $59,979,286 through March 31, 2000. As of March 31, 2000 and December 31, 1999, the Company had cash, cash equivalents and short-term investments of approximately $7,125,893 and $7,086,786, respectively.

    The Company announced a financing agreement with Medtronic, Inc. during the first quarter 1999. Under the agreement, the Company received $7 million from Medtronic Asset Management, which is repayable by 2001 or, if earlier, at the close of a significant round of debt or equity financing. During the first quarter 1999, $3.5 million was received as part of this financing agreement. The remaining $3.5 million, of the financing agreement, was received during the first quarter 2000.

    In July 1999, the Company received proceeds of $10,000,000 from a private placement of 1,111,111 shares of its common stock to accredited investors. The placement was priced at $9.00 per share. In August 1999, these shares were registered pursuant to the Securities Act of 1933.

    The Company believes that its existing cash, cash equivalents, short-term investments and bank financing will be sufficient to fund the operations of the Company through early 2001. The Company's future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company's products, the results of clinical trials and competition, the extent to which the Company's EnSite System gains market acceptance, the costs and timing of expansion of sales, marketing and manufacturing activities and the ability of the Company to obtain bank financing.

Cautionary Statement

    Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the successful development and commercialization of a new technology: continued clinical testing experience; uncertainty of obtaining Food and Drug Administration and international regulatory clearances; uncertainty of availability of treatments employing the Company's EnSite system; uncertainty of market acceptance of the EnSite System; training requirements for electrophysiologists; the uncertainty of the ability to diagnose and treat atrial fibrillation; the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the Company's dependence on patents and proprietary technology; risks associated with the Company's limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System. These factors are discussed in the cautionary statements included in Exhibit 99 to this Form 10-Q for the quarter ended March 31, 2000. The Company cautions investors and others to review the statements set forth in Management's

Discussion and Analysis of Financial Condition and Results of Operations, Exhibit 99 and in the Company's other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company's business and results of operations.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

    The Company had approximately $7 million of cash and investments on March 31, 2000. Substantially all of the investments were U.S. government or investment grade, fixed income securities from domestic issuers. Because of the credit risk criteria of the Company's investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on futures changes in interest rates. A rise in interest rates could negatively affect the fair value of the Company's investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company's investments, management believes that such an increase in interest rates would not have a material impact on the Company's future earnings or cash flows. Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies. Therefore, management does believe that Company is exposed to any material foreign currency exchange rate risk.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit	Description
10.1	Third Amendment dated March 31, 2000 to the Distribution/Supply Agreement between the Company and Medtronic, Inc.
27	Financial Data Schedule (EDGAR filing only)
99	Cautionary Statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.
(b)
Reports

    No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOCARDIAL SOLUTIONS, INC.
Dated: May 12, 2000	By:	/s/ James W. Bullock James W. Bullock President and Chief Executive Officer (Principal Executive Officer)
Dated: May 12, 2000	By:	/s/ Leota L. Pearson Leota L. Pearson Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

INDEX
SIGNATURES