Form 10-Q
period 2000-06-30
ENDOCARDIAL SOLUTIONS INC
filed 2000-08-03
CIK 940659

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000
/ /	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-22233

Endocardial Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1724963 (IRS Employer Identification Number)
1350 Energy Lane Suite 110 Saint Paul, Minnesota 55108 (Address of principal executive offices and zip code)	(651) 523-6900 (Registrant's telephone number including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value (Class)	12,217,891 (Number of Shares Outstanding at August 1, 2000)

INDEX
Endocardial Solutions, Inc.

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Balance Sheets—June 30, 2000 and December 31, 1999	3
	Statements of Operations—Three and six months ended June 30, 2000 and June 30, 1999	4
	Statements of Cash Flows—Three and six months ended June 30, 2000 and June 30, 1999	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7-9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9
PART II. OTHER INFORMATION
Items 1, 3 and 5 have been omitted since all items are inapplicable or answers negative.
Item 2.	Changes in Securities and Use of Proceeds	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 6.	Exhibits and Reports on Form 8-K	10

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Endocardial Solutions, Inc.

Balance Sheets

	June 30, 2000	December 31, 1999
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$11,773,236	$1,770,980
Short-term investments	2,277,250	5,315,806
Accounts Receivable	4,901,433	3,731,917
Inventories	3,442,808	2,806,965
Prepaid expenses and other current assets	493,163	604,770

Total current assets	22,887,890	14,230,438
Furniture and equipment	6,056,384	5,408,709
Less accumulated depreciation	(2,985,764)	(2,426,976)

	3,070,620	2,981,733
Deposits	40,174	40,174
Patents, net of accumulated amortization (2000—$96,591; 1999—$89,989)	27,811	27,093
Software development costs, net of accumulated amortization (2000—$44,029; 1999—$0)	748,486	298,548

Total assets	$26,774,981	$17,577,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,675,494	$1,691,426
Accrued salaries and expenses	1,398,124	1,739,427
Current portion of capital lease obligations	504,435	680,598
Current portion of long-term debt	7,000,000	—
Current portion of deferred revenue	569,828	419,327

Total current liabilities	11,147,881	4,530,778
Long-term Liabilities:
Capital lease obligations	886,387	1,064,339
Long-term debt	—	3,500,000
Deferred revenue	206,712	229,297
Stockholders' equity:
Undesignated Preferred Stock, par value $.01 per share:
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common Stock, $.01 par value
Authorized shares—40,000,000
Issued and outstanding shares—June 30, 2000—12,217,891; December 31, 1999—10,185,183	122,179	101,852
Additional paid-in capital	71,772,958	59,877,434
Accumulated deficit	(57,335,899)	(51,696,024)
Deferred compensation	(25,237)	(29,690)

Total stockholders' equity	14,534,001	8,253,572

Total liabilities and stockholders' equity	$26,774,981	$17,577,986

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Endocardial Solutions, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
Revenue	$3,737,131	$1,719,053	$7,097,189	$3,012,435
Cost of goods sold	1,929,316	1,411,825	3,804,991	2,853,744

Gross profit	1,807,815	307,228	3,292,198	158,691
Operating expenses:
Research and development	1,165,236	1,342,020	2,227,645	2,707,001
General and administrative	533,924	528,724	1,067,443	1,004,273
Sales and marketing	3,147,878	2,168,768	5,501,670	3,147,309

Operating loss	(3,039,223)	(3,732,284)	(5,504,560)	(6,699,892)
Other income (expense):
Interest income	76,505	86,525	202,043	199,602
Interest expense	(174,743)	(104,561)	(337,358)	(163,112)

	(98,238)	(18,036)	(135,315)	36,490

Net loss for the period	$(3,137,461)	$(3,750,320)	$(5,639,875)	$(6,663,402)

Net loss per share—basic and diluted	$(0.31)	$(0.41)	$(0.55)	$(0.74)

Weighted average shares outstanding	10,201,284	9,050,375	10,193,233	9,037,003

See accompanying notes.

Endocardial Solutions, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
Operating activities
Net loss	$(3,137,461)	$(3,750,320)	$(5,639,875)	$(6,663,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	367,862	188,256	610,317	364,453
Amortization of deferred compensation	2,227	23,198	4,454	46,394
Loss on disposal of equipment	1,394	—	1,394	—
Changes in operating assets and liabilities:
Accounts Receivable	(1,707,873)	(726,446)	(1,169,516)	(1,181,895)
Inventory	(373,205)	(16,580)	(635,843)	(117,826)
Prepaid expenses and other assets	494,868	(156,657)	111,606	(177,967)
Accounts payable	(72,727)	409,490	(129,542)	817,059
Accrued salaries and expenses	248,807	343,208	(227,692)	160,849
Deferred revenue	24,404	153,089	127,915	210,495

Net cash used in operating activities	(4,151,704)	(3,532,762)	(6,946,782)	(6,541,840)
Investing activities
Purchases of short-term investments	19,475	(1,952,143)	(1,016,444)	(3,950,873)
Maturities of short-term investments	2,555,000	5,805,000	4,055,000	8,515,000
Purchases of furniture and equipment	(430,092)	(136,492)	(652,167)	(223,132)
Patent expenditures	(7,320)	—	(7,320)	—
Software development costs	(210,678)	—	(493,967)	—
Proceeds from sale of equipment	2,200	—	2,200	—

Net cash used in investing activities	1,928,585	3,716,365	1,887,302	4,340,995
Financing activities
Proceeds from notes payable	—	—	3,500,000	3,500,000
Principal payments on notes payable and capital lease obligations	(193,663)	(338,365)	(354,115)	(498,679)
Proceeds from issuance of common stock	11,915,851	8,673	11,915,851	12,829

Net cash provided by (used in) financing activities	11,722,188	(329,692)	15,061,736	3,014,150
Increase (decrease) in cash and cash equivalents	9,499,069	(146,089)	10,002,256	813,305
Cash and cash equivalents at beginning of period	2,274,167	1,613,923	1,770,980	654,529

Cash and cash equivalents at end of period	$11,773,236	$1,467,834	$11,773,236	$1,467,834

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment and inventory through capital lease obligations	$—	$491,440	$—	$730,691

See accompanying notes.

Endocardial Solutions, Inc.
Notes to Financial Statements
(Unaudited)

1. Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Due to the Company's full market release in Europe in the third quarter 1998, the Company is no longer considered to be in the development stage. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 1999, contained in the Company's Form 10-K.

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

4. Stock Offering

    In July 1999, the Company received proceeds of $10,000,000 from a private placement of 1,111,111 shares of its common stock at a price of $9.00 per share, to accredited investors. In June 2000, the Company received proceeds of $12,687,500 from a private placement of 2,030,000 shares of its common stock at a price of $6.25 per share, to accredited investors.

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

Results of Operations

    General.  Net losses decreased to $3,137,461, or $.31 per share, for the three months ended June 30, 2000, as compared to $3,750,320, or $.41 per share, for the same period in 1999. Net losses for the six months ended June 30, 2000 were $5,639,875, or $.55 per share, compared to $6,663,402, or $.74 per share, for the same period in 1999. The Company expects losses to continue through mid-2001. The Company is in a period of growth in sales and marketing expenses related to market introduction, including increases in personnel costs.

    Revenue and Cost of Goods Sold.  The Company began recording revenue in the U.S. in the second quarter of 1999 and in Europe during the second quarter 1998. Revenue for the three months ended June 30, 2000 was $3,737,131, compared with revenues of $1,719,053 for the same period in 1999. Revenue for the six months ended June 30, 2000 was $7,097,189, compared to $3,012,435 for the same period in 1999. Revenues include the sale of the Company's EnSite® catheter and EnSite 3000® clinical workstation, including the Company's proprietary software, patient interface unit and other peripherals.

    Cost of goods sold including unabsorbed manufacturing expenses was $1,929,316 and $1,411,825 for the quarters ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, cost of goods sold was $3,804,991, compared to $2,853,744 during the same period in 1999. With the market release of the Company's Clarity™ software starting in June 2000, capitalized software development costs are being amortized through cost of goods sold over the expected 18 month product life cycle.

    The gross profit margin was 48.4% for the three months ended June 30, 2000, compared with 16.0% during the same period in 1999. The gross profit margin for the six months ended June 30, 2000 and 1999 was 46.4% and 5.3%, respectively. The increase in margins for the three and six-month periods ended June 30, 2000 compared to the same periods in 1999 is directly attributable to the Company having a full six months, to date, of U.S. sales in 2000, compared to only a months' worth of U.S. sales in 1999.

    Research and Development Expenses.  Research and development expenses include compensation and benefit costs within the clinical, software, hardware, catheter and applied research departments as well as costs associated with regulatory expenses. Research and development expenses were $1,165,236 for the three month period ended June 30, 2000, compared to $1,342,020 during the same period in 1999, a decrease of $176,784. Expenses for the six months ended June 30, 2000 were $2,227,645, compared to $2,707,001 during the same period in 1999, a decrease of $479,356. The decrease is attributable to the capitalization after reaching technological feasibility, of software development costs related to the Clarity™ release. For the three and six months ended June 30, 1999, all software development costs have been expensed. The Company believes research and development expenditures will increase slightly for the remainder of 2000.

    General and Administrative Expenses.  General and administrative expenses were $533,924 and $528,724 for the three months ended June 30, 2000 and 1999, respectively, an increase of $5,200. Expenses for the six months ended June 30, 2000 were $1,067,443, compared to $1,004,273 during the same period in 1999, an increase of $63,170. The increase is due primarily to an increase in personnel costs.

    Sales and Marketing Expenses.  Sales and marketing expenses were $3,147,878 during the three months ended June 30, 2000, and $2,168,768 during the same period in 1999, an increase of $979,110. Expenses for the six months ended June 30, 2000 were $5,501,670, compared to $3,147,309 during the same period in 1999, an increase of $2,354,361. The increase is primarily attributable to increases in personnel and costs associated with building and training of the U.S. sales and clinical team. As the Company continues to penetrate the U.S. market, increases in sales and marketing expenses are expected in the next two quarters, as it adds additional headcount in both its selling and field clinical engineering areas.

    Interest Income.  Interest income was $76,505 and $86,525 for the three months ended June 30, 2000 and 1999, respectively. Interest income for the six months ended June 30, 2000 was $202,043, compared to $199,602 during the same period in 1999. The decrease for the three months ended June 30, 2000 was due to lower average balances.

Liquidity and Capital Resources.

    As of June 30, 2000 and December 31, 1999, the Company had cash, cash equivalents and short-term investments of approximately $14,050,486 and $7,086,786, respectively.

    The Company announced a financing agreement with Medtronic, Inc. during the first quarter 1999. Under the agreement, the Company received $7 million from Medtronic Asset Management, which is repayable by February 2001 or, if earlier, at the close of a significant round of debt or equity financing. During the first quarter 1999, $3.5 million was received as part of this financing agreement. The remaining $3.5 million was received during the first quarter 2000.

    In July 1999, the Company received proceeds of $10,000,000 from a private placement of 1,111,111 shares of its common stock to accredited investors. The placement was priced at $9.00 per share. In August 1999, these shares were registered pursuant to the Securities Act of 1933.

    In June 2000, the Company received proceeds of $12,687,500 from a private placement of 2,030,000 shares of its common stock to accredited investors. The placement was priced at $6.25 per share. In July 2000, these shares were registered pursuant to the Securities Act of 1933.

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

uncertainty of market acceptance of the EnSite System; training requirements for electrophysiologists; the uncertainty of the ability to diagnose and treat atrial fibrillation; the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the Company's dependence on patents and proprietary technology; risks associated with the Company's limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System. These factors are discussed in the cautionary statements included in Exhibit 99 to this Form 10-Q for the quarter ended June 30, 2000. Other forward looking statements are found in the Company's disclosures about market risk. The Company cautions investors and others to review the statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, Exhibit 99 and in the Company's other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company's business and results of operations.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

    The Company had approximately $14 million of cash and investments on June 30, 2000. Substantially all of the investments were U.S. government or investment grade, fixed income securities from domestic issuers. Because of the credit risk criteria of the Company's investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on futures changes in interest rates. A rise in interest rates could negatively affect the fair value of the Company's investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company's investments, management believes that such an increase in interest rates would not have a material impact on the Company's future earnings or cash flows. Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies. Therefore, management does believe that Company is exposed to any material foreign currency exchange rate risk.

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

    In June 2000, the Company completed the sale in a private placement of 2,030,000 shares of its common stock to accredited investors at a price of $6.25 per share, for proceeds of $12,687,500. In July 2000, these shares were registered pursuant to the Securities Act of 1933. Proceeds from the sale of shares will be used for general working capital, including expenses associated with U.S. market introduction, clinical trials and research and development.

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of the Company's stockholders was hold on May 23, 2000. At the meeting, stockholders voted on the reelection of two directors for terms expiring at the Annual Meeting of the Company in 2003. Each of the directors was reelected by a vote as follows: James E. Daverman received 6,293,990 "For" and 5,093 "Withheld"; Richard D. Randall received 6,294,990 "For" and 4,093 "Withheld".

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

Exhibit	Description
10.1	Form of Stock Purchase Agreement dated June 27, 2000, among the Company and the Investors named therein.
27	Financial Data Schedule (EDGAR filing only)
99	Cautionary Statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

    (b) Reports

    No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOCARDIAL SOLUTIONS, INC.
Dated: August 2, 2000	By:	/s/ JAMES W. BULLOCK James W. Bullock President and Chief Executive Officer (Principal Executive Officer)
Dated: August 2, 2000	By:	/s/ JAMES W. BULLOCK James W. Bullock Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

INDEX Endocardial Solutions, Inc.
Endocardial Solutions, Inc. Notes to Financial Statements (Unaudited)
SIGNATURES