Form 10-Q
period 2000-09-30
ENDOCARDIAL SOLUTIONS INC
filed 2000-11-14
CIK 940659

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000
/ /	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-22233

ENDOCARDIAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1724963 (IRS Employer Identification No.)
1350 Energy Lane, Suite 110 Saint Paul, Minnesota 55108 (Address of principal executive offices and zip code)	(651) 523-6900 (Registrant's telephone number including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	12,234,663
(Class)	(Number of Shares Outstanding at November 7, 2000)

INDEX
Endocardial Solutions, Inc.

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Balance Sheets—September 30, 2000 and December 31, 1999	3
	Statements of Operations—Three and nine months ended September 30, 2000 and September 30, 1999	4
	Statements of Cash Flows—Three and nine months ended September 30, 2000 and September 30, 1999	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7-9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9
PART II.	OTHER INFORMATION
Items 1 through 5 have been omitted since all items are inapplicable or answers negative.
Item 6.	Exhibits and Reports on Form 8-K	9

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Endocardial Solutions, Inc.
Balance Sheets

	September 30, 2000	December 31, 1999
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$8,749,042	$1,770,980
Short-term investments	3,681,872	5,315,806
Accounts Receivable	2,953,599	3,731,917
Inventories	3,906,066	2,806,965
Prepaid expenses and other current assets	489,055	604,770

Total current assets	19,779,634	14,230,438
Furniture and equipment	6,293,404	5,408,709
Less accumulated depreciation	(3,294,706)	(2,426,976)

	2,998,698	2,981,733
Deposits	40,174	40,174
Patents, net of accumulated amortization (2000—$99,580; 1999—$89,989)	31,068	27,093
Software development costs, net of accumulated amortization (2000—$176,115; 1999—$0)	616,400	298,548

Total assets	$23,465,974	$17,577,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,222,323	$1,691,426
Accrued salaries and expenses	1,518,444	1,739,427
Current portion of capital lease obligations	559,329	680,598
Current portion of long-term debt	7,000,000	—
Current portion of deferred revenue	510,561	419,327

Total current liabilities	10,810,657	4,530,778
Long-term Liabilities:
Capital lease obligations	724,716	1,064,339
Long-term debt	—	3,500,000
Deferred revenue	193,534	229,297
Stockholders' equity:
Undesignated Preferred Stock, par value $.01 per share:
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common Stock, $.01 par value
Authorized shares—40,000,000
Issued and outstanding shares—September 30, 2000—12,234,663; December 31, 1999—10,185,183	122,347	101,852
Additional paid-in capital	71,764,665	59,877,434
Accumulated deficit	(60,126,935)	(51,696,024)
Deferred compensation	(23,010)	(29,690)

Total stockholders' equity	11,737,067	8,253,572

Total liabilities and stockholders' equity	$23,465,974	$17,577,986

Note:  The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Endocardial Solutions, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Revenue	$3,097,137	$3,527,893	$10,194,326	$6,540,328
Cost of goods sold	1,524,536	1,984,997	5,329,527	4,838,741

Gross profit	1,572,601	1,542,896	4,864,799	1,701,587
Operating expenses:
Research and development	1,203,583	1,408,565	3,431,228	4,115,566
General and administrative	547,380	501,956	1,614,823	1,506,229
Sales and marketing	2,651,396	2,201,893	8,153,066	5,349,202

Operating loss	(2,829,758)	(2,569,518)	(8,334,318)	(9,269,410)
Other income (expense):
Interest income	209,150	151,121	411,193	350,722
Interest expense	(170,428)	(108,400)	(507,786)	(271,512)

	38,722	42,721	(96,593)	79,210

Net loss for the period	$(2,791,036)	$(2,526,797)	$(8,430,911)	$(9,190,200)

Net loss per share—basic and diluted	$(0.23)	$(0.25)	$(0.78)	$(0.98)

Weighted average shares outstanding	12,223,496	9,984,319	10,870,003	9,352,775

See accompanying notes.

Endocardial Solutions, Inc.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Operating activities
Net loss	$(2,791,036)	$(2,526,797)	$(8,430,911)	$(9,190,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	444,017	217,439	1,054,334	581,892
Amortization of deferred compensation	10,039	23,199	14,492	69,593
Loss on disposal of equipment	—	6,399	1,394	6,399
Changes in operating assets and liabilities:
Accounts Receivable	1,947,834	(1,579,524)	778,318	(2,761,418)
Inventory	(463,258)	(574,922)	(1,099,101)	(692,748)
Prepaid expenses and other assets	4,108	58,194	115,714	(119,772)
Accounts payable	(464,567)	530,123	(594,109)	1,347,182
Accrued salaries and expenses	131,714	225,884	(95,978)	386,733
Deferred revenue	(72,444)	99,111	55,471	309,606

Net cash used in operating activities	(1,253,593)	(3,520,894)	(8,200,376)	(10,062,733)
Investing activities
Purchases of short-term investments	(1,404,622)	(4,050,894)	(2,421,065)	(8,001,768)
Maturities of short-term investments	—	490,000	4,055,000	9,005,000
Purchases of furniture and equipment	(175,892)	(82,086)	(828,059)	(305,218)
Patent expenditures	(6,246)	—	(13,566)	—
Software development costs	—	—	(493,967)	—
Proceeds from sale of equipment	—	980	2,200	980

Net cash used in investing activities	(1,586,760)	(3,642,000)	300,543	698,994
Financing activities
Proceeds from notes payable	—	—	3,500,000	3,500,000
Principal payments on notes payable and capital lease obligations	(167,904)	(197,304)	(522,019)	(695,982)
Proceeds from issuance of common stock	(15,937)	9,397,723	11,899,914	9,410,551

Net cash provided by (used in) financing activities	(183,841)	9,200,419	14,877,895	12,214,569
Increase (decrease) in cash and cash equivalents	(3,024,194)	2,037,525	6,978,062	2,850,830
Cash and cash equivalents at beginning of period	11,773,236	1,467,834	1,770,980	654,529

Cash and cash equivalents at end of period	$8,749,042	$3,505,359	$8,749,042	$3,505,359

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment and inventory through capital lease obligations	$61,128	$82,117	$61,128	$812,808

See accompanying notes.

Endocardial Solutions, Inc.
Notes to Financial Statements
(Unaudited)

1. Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Due to the Company's full market release in Europe in the third quarter 1998, the Company is no longer considered to be in the development stage. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 1999, contained in the Company's Form 10-K.

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

5. New Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The staff accounting bulletin, as amended, must be adopted no later than the Company's fourth quarter of fiscal 2000. Management does not believe the adoption of SAB 101 will have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

    Endocardial Solutions Inc. (the "Company"), was incorporated in May 1992. The Company develops, manufactures and markets the EnSite 3000® clinical workstation and EnSite® catheter for use by electrophysiologists in diagnosing and mapping abnormal heart rhythms known as arrhythmias. The EnSite 3000® clinical workstation and EnSite® catheter received FDA approval for right atrial use in the U.S. during the second quarter 1999. Through a distribution agreement with Medtronic, Inc., the products are available in full market release to electrophysiologists in Europe.

Results of Operations

    General.  Net losses were $2,791,036, or $.23 per share, for the three months ended September 30, 2000, as compared to $2,526,797, or $.25 per share, for the same period in 1999. Net losses for the nine months ended September 30, 2000 were $8,430,911, or $.78 per share, compared to $9,190,200, or $.98 per share, for the same period in 1999. The Company expects losses to continue at least through first quarter of 2002. The Company is in a period of growth in sales and marketing expenses related to market introduction, including increases in personnel costs.

    Revenue and Cost of Goods Sold.  Revenue for the three months ended September 30, 2000 was $3,097,137, compared with revenues of $3,527,893 for the same period in 1999. Revenue for the nine months ended September 30, 2000 was $10,194,326, compared to $6,540,328 for the same period in 1999. Revenues include the sale of the Company's EnSite® catheter and EnSite 3000® clinical workstation, including the Company's proprietary software, patient interface unit and other peripherals.

    Cost of goods sold including unabsorbed manufacturing expenses was $1,524,536 and $1,984,997 for the quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, cost of goods sold was $5,329,527, compared to $4,838,741 during the same period in 1999. With the market release of the Company's Clarity™ software starting in June 2000, capitalized software development costs are being amortized through cost of goods sold over the expected 18 month product life cycle.

    The gross profit margin was 50.8% for the three months ended September 30, 2000, compared with 43.7% during the same period in 1999. The gross profit margin for the nine months ended September 30, 2000 and 1999 was 47.7% and 26.0%, respectively. The increase in margins for the three month periods ended September 30, 2000 compared to the same periods in 1999 is related to favorable revenue mix, material cost reductions, and manufacturing operation efficiency gains. The increase in margins for the nine month periods ended September 30, 2000 compared to the same periods in 1999 is mainly attributable to the Company having a full nine months, to date, of U.S. sales in 2000, compared to only four months worth of U.S. sales in 1999.

    Research and Development Expenses.  Research and development expenses include compensation and benefit costs within the clinical, software, hardware, catheter and applied research departments as well as costs associated with regulatory expenses. Research and development expenses were $1,203,583 for the three month period ended September 30, 2000, compared to $1,408,565 during the same period in 1999, a decrease of $204,982. Expenses for the nine months ended September 30, 2000 were $3,431,228, compared to $4,115,566 during the same period in 1999, a decrease of $684,338. The decrease is attributable to the capitalization, after reaching technological feasibility, of software development costs related to the Clarity™ release. For the three and nine months ended September 30, 1999, all software development costs have been expensed. The Company believes research and development expenditures will increase slightly for the remainder of 2000.

    General and Administrative Expenses.  General and administrative expenses were $547,380 and $501,956 for the three months ended September 30, 2000 and 1999, respectively, an increase of $45,424. Expenses for the nine months ended September 30, 2000 were $1,614,823, compared to $1,506,229 during the same period in 1999, an increase of $108,594. The increase is due primarily to an increase in personnel costs and administration expense.

    Sales and Marketing Expenses.  Sales and marketing expenses were $2,651,396 during the three months ended September 30, 2000, and $2,201,893 during the same period in 1999, an increase of $449,503. Expenses for the nine months ended September 30, 2000 were $8,153,066, compared to $5,349,202 during the same period in 1999, an increase of $2,803,864. The increase is primarily attributable to increases in personnel and costs associated with building and training of the U.S. sales and clinical team. As the Company continues to penetrate the U.S. market, increases in sales and marketing expenses are expected in the next quarter, as it adds additional headcount in both its selling and field clinical engineering areas.

    Interest Income.  Interest income was $209,150 and $151,121 for the three months ended September 30, 2000 and 1999, respectively. Interest income for the six months ended September 30, 2000 was $411,193, compared to $350,722 during the same period in 1999. The increase for the three months ended September 30, 2000 was due to higher average cash and cash equivalent balances.

Liquidity and Capital Resources.

    As of September 30, 2000 and December 31, 1999, the Company had cash, cash equivalents and short-term investments of approximately $12,430,914 and $7,086,786, respectively.

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

Cautionary Statement

    Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result,"

"estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the successful development and commercialization of a new technology; continued clinical testing experience; uncertainty of obtaining Food and Drug Administration and international regulatory clearances; uncertainty of availability of treatments employing the Company's EnSite system; uncertainty of market acceptance of the EnSite System; training requirements for electrophysiologists; the uncertainty of the ability to diagnose and treat atrial fibrillation; the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the Company's dependence on patents and proprietary technology; risks associated with the Company's limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System. These factors are discussed in the cautionary statements included in Exhibit 99 to this Form 10-Q for the quarter ended September 30, 2000. Other forward looking statements are found in the Company's disclosures about market risk. The Company cautions investors and others to review the statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, Exhibit 99 and in the Company's other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company's business and results of operations.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

    The Company had approximately $12.4 million of cash and investments on September 30, 2000. Substantially all of the investments were U.S. government or investment grade, fixed income securities from domestic issuers. Because of the credit risk criteria of the Company's investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on futures changes in interest rates. A rise in interest rates could negatively affect the fair value of the Company's investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company's investments, management believes that such an increase in interest rates would not have a material impact on the Company's future earnings or cash flows. Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies. Therefore, management does believe that Company is exposed to any material foreign currency exchange rate risk.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit	Description
27	Financial Data Schedule (EDGAR filing only)
99	Cautionary Statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.
  (b)
  Reports

    No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOCARDIAL SOLUTIONS, INC.
Dated: November 14, 2000	By:	/s/ JAMES W. BULLOCK James W. Bullock President and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

QuickLinks

INDEX Endocardial Solutions, Inc.
PART I—FINANCIAL INFORMATION
Endocardial Solutions, Inc. Balance Sheets
Endocardial Solutions, Inc. Statements of Operations (Unaudited)
Endocardial Solutions, Inc. Statements of Cash Flows (Unaudited)
Endocardial Solutions, Inc. Notes to Financial Statements (Unaudited)
Part II. OTHER INFORMATION
SIGNATURES