Form 10-K
period 2000-12-31
ENDOCARDIAL SOLUTIONS INC
filed 2001-03-30
CIK 940659

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

(651) 523-6900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Preferred Share Purchase Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of common stock, par value $.01 per share, held by non-affiliates of the registrant as of March 26, 2001 was approximately $46,279,253 (based on the last sale price of such stock as quoted on the Nasdaq National Market ($3.13) on such date).

   As of March 26, 2001, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 14,809,361.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on May 15, 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K (the "Form 10-K Report").

PART I

ITEM 1. BUSINESS

The Company

    Endocardial Solutions, Inc. ("ESI" or the "Company") designs, develops, and manufactures a minimally invasive diagnostic system that diagnoses, within the span of a few heartbeats, arrhythmia, a potentially fatal abnormal heart rhythm. Arrhythmias are caused by irregular electrical activity in the heart, that disrupts the heart's normal pumping action. Ventricular tachycardia ("VT"), a type of arrhythmia, occur in the lower chambers of the heart and frequently lead to serious complications, including sudden cardiac death. Supraventricular tachycardia ("SVT"), including atrial fibrillation and flutter, originate in the upper chambers of the heart and often result in chest pain, fatigue and dizziness and, while generally not life-threatening, are a leading cause of stroke in the United States. To date, electrophysiologists have generally been unable to adequately diagnose complex arrhythmia due to the limited capabilities of present technology. The Company believes that its proprietary EnSite® catheter and EnSite 3000® clinical workstation (together, the "EnSite System") is a powerful new diagnostic tool that will enable electrophysiologists to rapidly and comprehensively map arrhythmia and improve the selection of patient treatment options.

    The Company's EnSite System is designed to enable electrophysiologists to rapidly and precisely locate the multiple, unpredictable points of origin of complex arrhythmia. The EnSite System applies proprietary mathematical algorithms to compute more than 3,000 points of electrical activity within a heart chamber, producing a high resolution, real-time, three-dimensional color display of the electrical activity in the heart chamber. The "virtual electrogram" function of the EnSite System allows electrophysiologists to instantly view the electrical activity at any of the more than 3,000 points. The EnSite System is also capable of tracking and displaying the location and movements of auxiliary catheters introduced into the chamber.

    The Company's strategy is to establish the EnSite System as the leading diagnostic tool for diagnosing arrhythmia in the more than 1,200 electrophysiology laboratories worldwide. The EnSite System represents a new technology for mapping arrhythmia. In 1998, the Company received the necessary approval to market its products in the European Community and in 1999, the Company received FDA approval to market its product for right atrial use in the U.S. In the second quarter of 2000, the Company received the necessary FDA and European approvals to allow it to release Clarity™ ("Clarity"), an upgraded version of the Company's software product for use in the EnSite System that offers a more simplified user interface and increased automation of arrhythmia analysis. The key elements of the Company's strategy are as follows:

  •
  Increase Clinical Awareness With Electrophysiologists. With its multi-center clinical studies and its United States and European product launch, the Company has established relationships with several leading electrophysiologists, which are expected to continue to enhance market acceptance of the EnSite System. A Center of Excellence program in the United States is in place with several leading institutions to further develop market acceptance of the EnSite System. The Company will also continue to demonstrate the clinical efficacy of the EnSite System through the publication of the results of its post-market studies and at various scientific shows such as NASPE, AHA and ACC. The Company has over 150 abstracts and 20 peer-reviewed articles that have been published in various scientific journals.

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

    In January 2001, the Company received FDA approval for the use of its EnSite System in the left atrium in a multi-center clinical study for diagnosing arrhythmias including atrial fibrillation. The Company expects to begin this study in the second quarter of 2001.

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

    In the first quarter of 1999, the Company announced a financing agreement with Medtronic, Inc. Under the agreement, the Company received $7 million from Medtronic Asset Management. This loan was paid in full in February 2001. In July 1999, the Company received proceeds of $10,000,000 in a private placement of 1,111,111 shares of its common stock to accredited investors. In June 2000, the Company received proceeds of $12,687,500 in a private placement of 2,030,000 shares of its common stock to accredited investors. In March 2001, the Company received proceeds of $7,349,000 in a private placement of 2,449,666 shares of its common stock to accredited investors. Proceeds from the sale of these shares are being used for expenses associated with current operating expenses, U.S. market expansion, clinical trials for atrial fibrillation, software and hardware product development and repayment of the loan from Medtronic, Inc.

    The Company's offices are located at 1350 Energy Lane, Suite 110, St. Paul, Minnesota 55108, and its telephone number is (651) 523-6900. The address of the Company's web site is www.endocardial.com.

Background

    The heart consists of four chambers: the ventricles, the lower two chambers, and the atria, the upper two chambers. A normal heartbeat is the result of electrical impulses generated at the sinoatrial node, the heart's natural pacemaker located near the top of the right atrium. These impulses form a wave of electrical activation that travels down the atria, causing them to contract and fill the ventricles, the heart's primary pumping chambers, with blood. After a brief delay in the atrioventricular node, located between the chambers, the electrical activation wave enters the ventricles and produces a coordinated contraction of the ventricles that pump blood throughout the body's circulatory system.

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

    VT is a highly complex and transient form of cardiac arrhythmia, that varies significantly from patient to patient. A small percentage of ventricular tachycardia patients have simple forms of the disease, which are focused on a single anatomic site within the ventricle. The Company estimates, however, that of the one million patients that suffer from VT, the majority suffer from complex VTs that (i) have multiple sites of aberrant electrical activity, (ii) prevent sufficient cardiac output, making them dangerous to induce in the patient (which is required for diagnosis) and (iii) are nonsustained and, consequently, are only detectable for several heartbeats.

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

    An EP study evaluates the electrical integrity of the heart by stimulating multiple intra-cardiac sites and recording the electrical response. During an EP study a patient's clinical tachycardia is induced in a controlled setting in order to diagnose the tachycardia and select an appropriate treatment or combination of treatments. EP studies using currently available technology are lengthy and tedious procedures, which consist of probing the interior of the left ventricle with single-point contact catheters, causing significant discomfort for the patient. In order to analyze the information generated by single-point contact catheters for the purpose of prescribing treatment, electrophysiologists review the signals measured by these catheters as multiple rows of waveforms displayed on a computer screen. Two or more catheters are often used to provide more information to the electrophysiologist and thereby aid in identifying the sites of origin of tachycardia. The electrophysiologist generally constructs a mental image of the sites of the VT within the heart's chamber by calculating the relative timing of electrical activation among the waveforms displayed on the computer screen. The electrophysiologist then estimates the site or sites of origin (which correspond to the physical positions of the catheters) through two-dimensional fluoroscopic (x-ray) projections. As the tachycardia becomes more complex, the electrophysiologist's reconstruction of the heart's electrical activity and location of the sites of origin becomes more difficult.

    The limited number of patients suffering from simple forms of VT have been effectively diagnosed using existing single-point contact catheter technology with diagnostic procedures that can be time consuming, tedious and invasive. However, single-point contact catheters have limited utility in diagnosing complex ventricular tachycardia, including those that are hemo-dynamically ill-tolerated or short in duration. The limited data produced in point-by-point mapping often does not provide the electrophysiologist with sufficient diagnostic power for a complete understanding of the ventricular tachycardia. Moreover, when attempted, diagnosing complex ventricular tachycardia with single-point, contact catheters can take from six to twelve hours and requires significant use of fluoroscopy to guide the catheter, which exposes both the patient and the medical staff to radiation.

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

The EnSite System

    The Company has developed and continues to enhance its proprietary EnSite System to address the need for more rapid, comprehensive and cost-effective diagnosis of complex forms of arrhythmia. The high resolution, three-dimensional, color display generated by the EnSite System is designed to provide electrophysiologists greater diagnostic capabilities than single-point contact catheter mapping devices currently available. The EnSite System will provide electrophysiologists with a real time, virtual image of the electrical activity of the heart without contacting the heart's surface. The EnSite System displays more than 3,000 points of electrical activity using the Company's proprietary algorithms. Diagnosis will be enhanced by the "virtual electrogram" function of the EnSite System workstation that allows electrophysiologists to instantaneously view the electrical activity at any of the more than 3,000 points displayed by selecting a specified point on the workstation's three-dimensional color map of the heart with the workstation's mouse pointer. In addition, the locator function of the EnSite System workstation will also enhance diagnosis and treatment by providing electrophysiologists with real-time feedback as to the precise location of auxiliary and therapy catheters introduced into the heart.

    The Company's EnSite System consists of the EnSite catheter and clinical workstation that together form an integrated system. The EnSite System is designed to map ventricular and atrial arrhythmia.

  The EnSite Catheter

    The EnSite catheter is a non-contact, single-use, multi-electrode array, and percutaneous catheter, designed for use with the EnSite clinical workstation. The EnSite catheter's multi-electrode array senses electrical activity generated from the endocardial wall while positioned in the heart chamber. The array area of the EnSite catheter is comprised of an inflatable polyurethane balloon within a mechanically expandable multi-electrode array. The multi-electrode array contains a wire braid consisting of 64 braided wires. A handle and cable connector are located at the proximal end of the catheter to allow the physician to position the distal end of the catheter, deploy the multi-electrode array and make electrical connection from the array to the patient interface unit of the EnSite System's workstation.

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

    The EnSite System's workstation also generates the EnGuide™ locator signal that can be emitted from selected electrodes on standard EP catheters introduced into the heart along with the EnSite catheter. The EnGuide locator signal provides electrophysiologists with an interactive method for locating and positioning auxiliary or therapy catheters. The locator function is designed to allow electrophysiologists to diagnose and treat complex tachycardia with significantly less use of fluoroscopy than is currently required when using presently available single-point contact catheters. The EnGuide locator signal is detected and displayed on the workstation's three-dimensional map to provide real-time feedback to the electrophysiologist as to the precise location of the catheter and to assist in guiding the catheter (or catheters) to a specific site on the endocardium.

    The EnSite System is designed to function as a complete, integrated electrophysiology laboratory system to provide a wide range of accurate and versatile diagnostic tools in one product. In addition to displaying high resolution, graphical, three-dimensional maps, the EnSite System provides multi-channel recording from standard EP electrode catheters and standard waveform displays. In the second quarter of 2000, the Company released Clarity, an upgraded version of the Company's software product for use in the EnSite System that offers a more simplified user interface and increased automation of arrhythmia analysis. The Clarity software is designed to simplify use of the EnSite System and reduce training time for hospital staff. The Company intends to develop and market periodic software upgrades and new applications for use with the EnSite System.

Research and Development

    To date, the Company's primary activity has been research, development and testing of the EnSite catheter and the clinical workstation. Virtually all of the Company's research and development activity is performed internally by the Company's team of scientists, engineers and technicians, in consultation with the Company's outside consultants. The Company's research and development team is divided among five groups: software engineering, applied research, hardware engineering, verification and validation, and catheter engineering. In addition, various members of the research and development team support the design and development of the manufacturing processes used in fabricating the Company's products.

    Among its research and development goals, the Company is now pursuing the optimization of the EnSite System functionality for future software releases, incorporating location technology for use in conventional EP studies and developing new catheter technologies for reduced size and cost. The Company expects that its future research and development objectives will include developing new mapping and catheter configurations and software upgrades to enhance the capabilities and ease-of-use of the EnSite System as well as supporting the Company's manufacturing personnel in refining manufacturing processes, improvements and scale-up in connection with the commercialization of the EnSite System. The Company incurred research and development expenses of approximately $10.7 million, $5.1 million and $4.4 million for the fiscal years ended December 31, 1998, 1999 and 2000, respectively. The Company anticipates that it will continue to make significant investments in research and development.

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

    The Company has implemented a manufacturing quality program designed to meet all domestic and international standards for manufacturing medical devices. The Company is required to meet the requirements of the FDA's good manufacturing practices ("GMP") in order to distribute its products in the United States, and the requirements for ISO 9001 and CE Mark certification in order to distribute products in Europe. During the third quarter 1999, the Company passed a FDA inspection of the facility and the manufacturing processes. The Company received ISO 9001 certification for its catheter and quality system in August 1997, and ISO 9002 certification for the clinical work station and a CE Mark for each of the EnSite catheter and the EnSite 3000 clinical workstation in the first quarter of 1998. ISO 9001 certification for our workstation was subsequently received in November 1998. As part of the regulatory requirements, the Company's facilities and manufacturing processes will be subject to inspection and audit. If the Company fails to satisfy the GMP requirements, it may be required to alter its manufacturing processes. Moreover, any such failure could have a material adverse effect on the Company's ability to market its products, which could adversely affect its business and results of operations. The Company's suppliers will also be required to satisfy GMP standards.

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

    In the first quarter of 1998, the Company received a CE Mark for each of the EnSite catheter and the EnSite 3000 clinical workstation, allowing the Company to begin selling its products in the European Community. Distribution by Medtronic in Europe of the EnSite System and EnSite catheter began in the second quarter of 1998. In the second quarter 1999, the Company received FDA approval to market the EnSite catheter and EnSite System for right atrial use in the United States.

    In 2000, the Company received regulatory approval to market the EnSite System in the following countries: Australia, Korea, Thailand and Taiwan. The Company also began marketing the EnSite System in Malaysia and Hong Kong.

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

Patents and Proprietary Rights

    The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company actively pursues patent protection in the United States and foreign jurisdictions for each of the areas of invention embodied in the EnSite System, and will actively pursue patent protection for proprietary aspects of its technology in the future. Currently, the Company has fifteen (15) U.S. patent applications pending by which it is seeking to obtain protection for certain enhancements currently embodied in the EnSite System, relating to the catheter, catheter localization techniques and user interface elements. Additionally, one U.S. patent application has been allowed, with issuance expected with the year. The Company also has four issued U.S. patents, which relate to the technology underlying the EnSite System and development-stage versions of the system. One of these patents covers the catheter of the EnSite System and its development-stage versions. The remaining three patents are directed to measurement methodologies used in the development-stage versions of the EnSite System. The Company has also filed and has pending several foreign patent applications directed to various aspects of the technology underlying the EnSite System.

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

Third-Party Reimbursement for the Company's Products

    In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company's success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's products are used. If FDA approval is received, third-party reimbursement would depend upon decisions by the Health Care Financing Administration for Medicare, as well as by individual health maintenance organizations and private insurers and other payors. Third-party payors determine whether to reimburse for a particular procedure and, if so, will reimburse health care providers for medical treatment based on a variety of methods, including a lump sum prospective payment system based on a diagnosis related group or per diem, a blend between the health care provider's reported costs and a fee schedule, a payment for all or a portion of charges deemed reasonable and customary, or a negotiated per capita fixed payment. Specific to Medicare, the EnSite catheter is currently reimbursable under both inpatient and outpatient procedure scenarios. For inpatient situations, the EnSite catheter will most typically be reimbursed under Diagnosis Related Group 112. For outpatient procedures the EnSite catheter is eligible for separate reimbursement in addition to the hospital's Ambulatory Payment Classification for cardiac mapping. Third party payors are increasingly challenging the pricing of medical products and procedures. Even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate. Additionally, payors may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication.

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

    Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to GMPs). Class II devices are subject to general controls and to special controls (e.g., performance standards, and premarket notification). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class II devices.

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

    The Company conducted an initial study of its technology for mapping atrial tachycardia in seven patients in the United Kingdom during the second half of 1996. The Company submitted an IDE application to the FDA in June 1997 for use of the EnSite System in the right atrium, and received an IDE approval in August 1997. In September 1998, the Company filed a 510(k) application with the FDA containing the results of its right atrial multi-center clinical trials. In April 1999 received FDA approval to market the EnSite System for use in the right atrium. In January 2001, the Company received IDE approval from the FDA for use in a multi-center clinical study of the EnSite System in the left atrium for diagnosing arrhythmias, including atrial fibrillation in the left atrium. The Company expects to begin this study in the second quarter of 2001.

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

    The Company received ISO 9001 certification for its catheter and quality system in August 1997, and ISO 9001 certification for the clinical workstation in November 1998. The Company has obtained CE certification for the EnSite catheter and for the EnSite 3000 clinical workstation. The ISO 9000 series of standards for quality operations have been developed to ensure that companies know the standards of quality to which they must adhere to receive certification. The European Union promulgated rules which required that medical products receive, by mid-1998, the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. ISO 9000 certification was one of the CE Mark certification requirements.

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

Employees

    The Company had a total of 136 full-time employees as of December 31, 2000. Of this number, 24 persons were engaged in research and development, 12 were involved in regulatory and quality assurance, 46 were involved with manufacturing and 54 were involved with administration, sales and marketing and support functions. No employee of the Company is covered by a collective bargaining agreement. In addition to its full-time workforce, the Company has consulting or other contractual relationships with 3 other individuals. The Company expects to add such new employees as are necessary to expand its manufacturing capacity for future commercial production.

Executive Officers

    The executive officers of the Company, their ages and positions and a brief biography of each individual are as follows:

Name	Age	Position
James W. Bullock	45	President and Chief Executive Officer and Director
Michael D. Dale	41	Vice President, Sales and Marketing
Frank J. Callaghan	47	Vice President, Research and Development
Richard J. Omilanowicz	48	Vice President, Manufacturing and Operations
Graydon E. Beatty	44	Chief Technical Officer and Director

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

    Richard J. Omilanowicz has been Vice President of Manufacturing of the Company since November 1994, and Vice President of Operations since January 2001. From May 1993 until joining the Company, Mr. Omilanowicz served as General Manager of McKechnie Plastic Components, a custom injection molding company. From 1980 to May 1993, Mr. Omilanowicz served in several capacities at the Pharmaseal Division of Baxter International Inc., most recently as Director of Research, Development and Engineering.

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

ITEM 2. PROPERTIES

    The Company leases approximately 26,000 square feet in St. Paul, Minnesota as its corporate headquarters and production facility. The facility is leased through March 2004. The Company believes that this facility will be adequate to meet its needs through the full commercial introduction of its planned products.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not currently subject to any pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock began trading on the Nasdaq National Market under the symbol "ECSI" on March 19, 1997. On March 24, 1997, the Company received net proceeds of approximately $18,833,000 from an initial public offering of 2,250,000 shares of its common stock and approximately $6,278,000 from a concurrent private placement to Medtronic, Inc. of 750,000 shares of its common stock. In July 1999, the Company received proceeds of $10,000,000 from a private placement of 1,111,111 shares of its common stock to accredited investors. In June 2000, the Company received proceeds of $12,687,500 from a private placement of 2,030,000 shares of its common stock to accredited investors. On March 26, 2001, the Company received proceeds of $7,349,000 from a private placement of 2,449,666 shares of its common stock to accredited investors. The Company also issued warrants to purchase an additional 122,450 shares of common stock, at an exercise price of $4.00 per share, to the placement agent in the transaction. Proceeds from the sale of these shares are being used for expenses associated with current operating expenses, U.S. market expansion, clinical trials for atrial fibrillation, software and hardware product development and repayment of the loan from Medtronic, Inc. The shares of common stock were sold pursuant to Section 4(2) of the Securities Act of 1933, as amended. Such proceeds have been, and will continue to be, used to fund U.S. market expansion; the continued development and testing of, including clinical trials for, the EnSite System; research and development, manufacturing, sales and marketing activities; and working capital and other general corporate purposes.

    The following table sets forth, for the period indicated, the high and low sales prices of the Company's common stock, as quoted on the Nasdaq National Market.

	2000		1999
	High	Low	High	Low
First Quarter	$10.500	$5.625	$10.375	$7.438
Second Quarter	10.000	6.000	10.750	8.750
Third Quarter	10.000	6.375	9.938	8.125
Fourth Quarter	6.750	1.313	11.750	8.500

    On March 26, 2001, the closing sales price per share of the Company's common stock as quoted on the Nasdaq National Market was $3.13 per share. On March 26, 2001, there were approximately 101 holders of record of the Company's common stock, representing approximately 2,750 stockholder accounts.

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

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue	$14,563	$9,597	$1,950	—	—
Cost of Goods Sold	7,174	6,592	3,624	—	—

Gross Margin	7,389	3,005	(1,674)	—	—
Operating Expenses:
Research & Development	4,460	5,102	10,652	$6,745	$4,612
General & Administrative	2,074	2,005	1,774	2,106	1,724
Sales & Marketing	11,093	7,713	1,310	831	374

Operating Loss	(10,238)	(11,815)	(15,410)	(9,682)	(6,710)
Net Interest Income (Expenses)	(73)	86	725	1,127	229

Net Loss	$(10,311)	$(11,729)	$(14,685)	$(8,555)	$(6,481)

Net loss per share—basic and diluted	$(.92)	$(1.23)	$(1.63)	$(1.21)	$(6.30)

Weighted average shares outstanding	11,212,420	9,559,494	8,989,477	7,065,378	1,029,239
	Year Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,759	$7,087	$8,715	$22,230	$6,157
Working capital	7,273	9,700	8,920	21,495	5,549
Total assets	21,356	17,578	13,728	25,036	7,200
Long-term debt and capital lease obligations less current portion	584	4,564	812	439	302
Accumulated deficit	(62,007)	(51,696)	(39,864)	(25,178)	(16,623)
Total stockholders' equity	9,864	8,254	10,463	22,776	6,214

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

Results of Operations

Years ended December 31, 2000 and 1999

    General.  Net losses decreased to $10,311,147, or $.92 per share, for the year ended December 31, 2000, from $11,728,656, or $1.23 per share, for the year ended December 31, 1999. The Company expects losses to continue at least through first quarter of 2002. The Company is in a period of growth in sales and marketing expenses related to market introduction, including increases in personnel costs.

    Revenue and Cost of Goods Sold.  Revenue for the years ended December 31, 2000 and 1999 was $14,562,894 and $9,597,193, respectively. Revenues include the sale of the Company's EnSite catheter and EnSite 3000 clinical workstation, including the Company's proprietary software, patient interface unit and other peripherals. The increase in revenues is mainly attributable to the Company's increase in unit sales and the Company's presence in the U.S. for the full year in 2000, compared to eight months of sales in 1999. Additionally, with the increased installed base, the sales of the Company's EnSite® catheter increased proportionately.

    Cost of goods sold including unabsorbed manufacturing expenses was $7,174,431 and $6,592,409 for the years ended December 31, 2000 and 1999, respectively. With the market release of the Company's Clarity software starting in June 2000, capitalized software development costs are being amortized through cost of goods sold over the expected 18-month product life cycle.

    The gross profit margin for the years ended December 31, 2000 and 1999 was 50.7% and 31.3%, respectively. The increase in margins for the year 2000 versus 1999 is related to favorable revenue mix, material cost reductions and manufacturing operation efficiency gains.

    Research and Development Expenses.  Research and development expenses include compensation and benefit costs within the clinical, software, hardware, catheter and applied research departments as well as costs associated with regulatory expenses. Research and development expenses were $4,459,737 for the year ended December 31, 2000, compared to $5,102,378 during the same period in 1999, a decrease of $642,641. The decrease is attributable to the capitalization beginning in late 1999, after reaching technological feasibility, of software development costs related to the Clarity release. The Company believes research and development expenditures will increase for the year 2001 because of the left atrium study, which is expected to begin second quarter of 2001.

    General and Administrative Expenses.  General and administrative expenses were $2,073,795 and $2,004,991 for the years ended December 31, 2000 and 1999, respectively, an increase of $68,804. The increase is due primarily to a rise in personnel costs and professional services expense. The Company expects general and administrative expenses to increase slightly during the 2001 year.

    Sales and Marketing.  Sales and marketing expenses increased to $11,093,095 during the year ended December 31, 2000, from $7,712,522 during the same period in 1999, an increase of $3,380,573. The increase is primarily attributable to increases in personnel and costs associated with building and training of the U.S. sales and clinical team. As the Company continues to penetrate the U.S. market, increases in sales and marketing expenses are expected in the next year, as it adds additional headcount in both its selling and field clinical engineering areas.

    Interest Income and Expense.  Interest income was $604,691 and $465,060 for the years ended December 31, 2000 and 1999, respectively. The increase was due primarily to higher average cash and cash equivalent balances. Interest expense was $677,674 and $378,609 for the years ended December 31, 2000 and 1999, respectively. The increase is due the amount of principal outstanding on the loan to Medtronic, Inc. during 2000 versus 1999.

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

    The Company's operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $71,892,123 through December 31, 2000. As of December 31, 2000 and December 31, 1999, the Company had cash, cash equivalents and short-term investments of approximately $10,759,128 and $7,086,786, respectively.

    For the year ended December 31, 2000, the Company used $9,622,593 for operations and $781,727 for capital expenditures.

    In January 1999, the Company announced a financing agreement with Medtronic, Inc. Under the agreement, the Company received $7 million from Medtronic Asset Management, which was repayable by February 2001 or, if earlier, at the close of a significant round of debt or equity financing. The Company received $3.5 million of the financing in February 1999 and the remaining $3.5 million in January 2000. The $7 million was paid back to Medtronic Asset Management in full in February 2001.

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

    In March 2001, the Company received proceeds of $7,349,000 from a private placement of 2,449,666 shares of its common stock to accredited investors. The placement was priced at $3.00 per share. Pursuant to the terms of the stock purchase agreement, these shares will be registered under the Securities Act of 1933 on behalf of the investors.

    The Company believes that its existing cash, cash equivalents, short-term investments and bank financing will be sufficient to fund the operations of the Company through the first quarter of 2001. The Company's future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company's products, the results of clinical trials and competition, the extent to which the Company's EnSite System gains market acceptance, the costs and timing of expansion of sales, marketing and manufacturing activities and the ability of the Company to obtain bank financing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company had approximately $10.8 million of cash and investments on December 31, 2000. Substantially all of the investments were U.S. government or investment grade, fixed income securities from domestic issuers. Because of the credit risk criteria of the Company's investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of the Company's investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company's investments prior to their maturity, management believes that such an increase in interest rates would not have a material impact on the Company's future earnings or cash flows. Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies. Therefore, management does not believe the Company is exposed to any material foreign currency exchange rate risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Report of Independent Auditors

Board of Directors and Stockholders
Endocardial Solutions, Inc.

    We have audited the accompanying balance sheets of Endocardial Solutions, Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endocardial Solutions, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
February 16, 2001, except for Note 14
 to which the date is March 27, 2001

Endocardial Solutions, Inc.

Balance Sheets

	December 31
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$7,771,540	$1,770,980
Short-term investments	2,987,588	5,315,806
Accounts receivable, net of allowance for doubtful accounts (2000—$60,000; 1999—$0)	3,522,166	3,731,917
Inventories	3,211,818	2,806,965
Prepaid expenses and other current assets	500,694	604,770

Total current assets	17,993,806	14,230,438
Furniture and equipment	6,441,544	5,408,709
Less accumulated depreciation	(3,631,642)	(2,426,976)

	2,809,902	2,981,733
Deposits	40,174	40,174
Patents, net of accumulated amortization (2000—$102,511; 1999—$89,989)	28,137	27,093
Software development costs, net of accumulated amortization (2000—$308,201; 1999—$-0-)	484,314	298,548

Total assets	$21,356,333	$17,577,986

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$938,866	$1,691,426
Accrued salaries and expenses	1,634,346	1,739,427
Current portion of capital lease obligations	593,264	680,598
Current portion of long-term debt	7,000,000	—
Current portion of deferred revenue	554,374	419,327

Total current liabilities	10,720,850	4,530,778
Long-term liabilities:
Capital lease obligations	584,252	1,064,339
Long-term debt	—	3,500,000
Deferred revenue	187,062	229,297
Stockholders' equity:
Undesignated Preferred Stock, par value $.01 per share:
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common Stock, $.01 par value:
Authorized shares—40,000,000
Issued and outstanding shares—December 31, 2000—12,249,695; December 31, 1999—10,185,183	122,497	101,852
Additional paid-in capital	71,769,626	59,877,434
Accumulated deficit	(62,007,171)	(51,696,024)
Deferred compensation	(20,783)	(29,690)

Total stockholders' equity	9,864,169	8,253,572

Total liabilities and stockholders' equity	$21,356,333	$17,577,986

See accompanying notes.

Endocardial Solutions, Inc.

Statements of Operations

	Year ended December 31
	2000	1999	1998
Revenue	$14,562,894	$9,597,193	$1,950,497
Cost of goods sold	7,174,431	6,592,409	3,624,291

Gross margin	7,388,463	3,004,784	(1,673,794)
Operating expenses:
Research and development	4,459,737	5,102,378	10,651,709
General and administrative	2,073,795	2,004,991	1,774,326
Sales and marketing	11,093,095	7,712,522	1,310,284

Operating loss	(10,238,164)	(11,815,107)	(15,410,113)
Other income (expense):
Interest income	604,691	465,060	811,482
Interest expense	(677,674)	(378,609)	(86,644)

	(72,983)	86,451	724,838

Net loss	$(10,311,147)	$(11,728,656)	$(14,685,275)

Net loss per share—basic and dilutive	$(0.92)	$(1.23)	$(1.63)

Weighted average shares outstanding	11,212,420	9,559,494	8,989,477

See accompanying notes.

Endocardial Solutions, Inc.
Statements of Changes in Stockholders' Equity

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation
	Shares	Amount				Total
Balance at December 31, 1997	8,934,409	$89,344	$48,174,629	$(25,178,332)	$(309,308)	$22,776,333
Value of warrants granted in connection with purchase of technology	—	—	2,085,602	—	—	2,085,602
Exercise of stock options	77,353	774	69,472	—	—	70,246
Amortization of deferred compensation	—	—	—	—	216,516	216,516
Net loss	—	—	—	(14,685,275)	—	(14,685,275)

Balance at December 31, 1998	9,011,762	90,118	50,329,703	(39,863,607)	(92,792)	10,463,422
Value of warrants exercised, net of issuance in connection with lease agreement	30,565	306	103,455	(103,761)	—	—
Private placement at $9.00 per share in July 1999, net of offering costs	1,111,111	11,111	9,346,787	—	—	9,357,898
Exercise of stock options	31,747	317	61,870	—	—	62,187
Redemption of Common Stock	(2)	—	(9)	—	—	(9)
Deferred compensation related to stock options	—	—	35,628	—	(35,628)	—
Amortization of deferred compensation	—	—	—	—	98,730	98,730
Net loss	—	—	—	(11,728,656)	—	(11,728,656)

Balance at December 31, 1999	10,185,183	101,852	59,877,434	(51,696,024)	(29,690)	8,253,572
Private placement at $6.25 per share in June 2000, net of offering costs	2,030,000	20,300	11,846,268	—	—	11,866,568
Exercise of stock options	34,512	345	38,112	—	—	38,457
Deferred compensation related to stock options	—	—	7,812	—	(7,812)	—
Amortization of deferred compensation	—	—	—	—	16,719	16,719
Net loss	—	—	—	(10,311,147)	—	(10,311,147)

Balance at December 31, 2000	12,249,695	$122,497	$71,769,626	$(62,007,171)	$(20,783)	$9,864,169

See accompanying notes.

Endocardial Solutions, Inc.

Statements of Cash Flows

	Year ended December 31
	2000	1999	1998
Operating activities
Net loss	$(10,311,147)	$(11,728,656)	$(14,685,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,526,297	810,249	619,483
Amortization of deferred compensation	16,719	98,730	216,516
Value of warrants granted in connection with purchase of technology	—	—	2,085,602
Loss on disposal of equipment	1,394	6,398	4,971
Changes in operating assets and liabilities:
Accounts receivable	209,751	(3,256,167)	(475,750)
Inventories	(404,853)	(979,904)	(537,744)
Prepaid expenses and other assets	104,076	(252,111)	(72,939)
Accounts payable	(752,560)	929,279	(148,635)
Accrued salaries and expenses	(105,081)	1,032,703	191,104
Deferred revenue	92,812	542,661	105,963

Net cash used in operating activities	(9,622,592)	(12,796,818)	(12,696,704)
Investing activities
Purchase of short-term investments	(3,926,782)	(8,110,503)	(21,872,986)
Maturities of short-term investments	6,255,000	10,855,000	34,529,855
Purchase of furniture and equipment	(781,727)	(571,691)	(238,980)
Patent expenditures	(13,566)	—	(21,211)
Software development costs	(493,967)	(298,548)	—
Proceeds from sale of equipment	2,200	980	5,797

Net cash provided by investing activities	1,041,158	1,875,238	12,402,475
Financing activities
Proceeds from notes payable	3,500,000	3,500,000	—
Principal payments on notes payable and capital lease obligations	(823,031)	(882,045)	(634,144)
Proceeds from issuance of common stock	11,905,025	9,420,076	70,246

Net cash provided by (used in) financing activities	14,581,994	12,038,031	(563,898)

Increase (decrease) increase in cash and cash equivalents	6,000,560	1,116,451	(858,127)
Cash and cash equivalents at beginning of year	1,770,980	654,529	1,512,656

Cash and cash equivalents at end of year	$7,771,540	$1,770,980	$654,529

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment and inventory through capital lease obligations	$255,610	$937,684	$1,490,484

See accompanying notes.

Endocardial Solutions, Inc.

Notes to Financial Statements

December 31, 2000

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2000 and 1999, the Company's cash equivalents consisted of investments in government securities carried at amortized cost which approximated market value, with no resulting unrealized gains and losses recognized.

Revenue Recognition

    Revenue from the sale of the Company's system is recognized at the time of shipment in instances where the Company has evidence of a contract, the fee charged is fixed and determinable, and collection is probable. Revenue from service and customer support contracts is deferred and recognized ratably over the period the services are provided.

Software Development Costs

    The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. The Company amortizes these costs over an estimated economic useful life of 18 months.

Furniture and Equipment

    Furniture and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Amortization of assets recorded under capital leases is provided using the straightline method over the life of the lease.

Patents

    Patent costs are being amortized on a straight-line basis over five years. The Company periodically reviews its patents for impairment in value. Any adjustment from the analysis is charged to operations.

Short-Term Investments

    Short-term investments consist of U.S. Government obligations and corporate debt securities with maturities of less than one year. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has classified the debt securities as available for sale. Available for sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. At December 31, 2000, the fair value of the Company's investments approximates cost.

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

Net Loss Per Share

    Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding. Diluted earnings per share is not separately presented, as the effect of outstanding options and warrants is antidilutive.

Reclassification

    Certain prior year items have been reclassified to conform with the 2000 presentation.

3. Inventories

    Inventories consist of the following:

	December 31
	2000	1999
Raw materials	$1,923,329	$1,177,590
Work-in-progress	320,805	369,803
Finished goods	967,684	1,259,572

	$3,211,818	$2,806,965

4. Long-Term Debt and Capital Lease Obligations

Long-Term Debt

    In February 1999, the Company entered into a $7,000,000 note agreement with Medtronic. Under the agreement, the Company received $3,500,000 in February 1999 and an additional $3,500,000 in January 2000. The note agreement bears interest at 8% per year and is payable on a quarterly basis. Any borrowings under the note are due on the earliest of the following: (i) the closing of any financing from which the Company receives net proceeds of at least $20,000,000; (ii) a change of control; or (iii) February 2, 2001. Medtronic also received a warrant to purchase shares of the Company's common stock. The number of shares Medtronic can purchase is based upon the amount outstanding under the note agreement, plus any accrued interest, divided by the exercise price, which as of December 31, 2000 was $10.08. The warrant may be exercised only immediately before a change of control in the Company if there remains an amount outstanding under the note agreement, or upon an event of default by the Company. Medtronic may exercise the warrant by either converting any outstanding amounts due under the note agreement or paying cash for the shares of common stock acquired. The exercise price of the warrant is equal to the average closing price of the Company's common stock for the ten previous trading dates prior to the change of control or event of default.

Capital Lease Obligations

    The Company has entered into equipment leasing line of credit agreements with two different venture leasing companies for the acquisition of furniture, fixtures and research and development equipment. As of December 31, 2000 and 1999, the Company had outstanding lease obligations under these agreements of $1,177,516 and $1,621,923, respectively.

    At December 31, 1999, the Company had an additional capital lease agreement with an outstanding balance of $123,104, related to the purchase of inventory components. This lease was repaid during 2000.

    The cost of furniture and equipment in the accompanying balance sheets includes the following amounts under capital leases:

	December 31
	2000	1999
Research and development equipment	$3,237,425	$2,981,815
Less accumulated amortization	1,791,108	1,084,916

Net assets under capital leases	$1,446,317	$1,896,899

    Future minimum lease payments under capital leases consisted of the following as of December 31, 2000:

Year ending December 31:
2001	$670,683
2002	499,317
2003	117,785

Total minimum payments	1,287,785
Less amount representing interest	110,269

Present value of net minimum payments	1,177,516
Less current portion	593,264

Long-term obligations, net of current portion	$584,252

    Interest paid for the years ended December 31, 2000, 1999 and 1998 was $607,098, $308,034 and $86,644, respectively.

5. Operating Leases

    The Company leases its office facility and certain equipment under operating lease agreements which expire on various dates through 2004. Under the office facility agreement, the Company is required to pay a base rent plus certain operating expenses. Rent expense was $493,576, $386,112 and $381,714 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Future minimum lease commitments required under non-cancelable operating leases as of December 31, 2000 are as follows:

Year ending December 31:
2001	$432,766
2002	439,352
2003	445,938
2004	111,896

$1,429,952

6. Stock Options and Warrants

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

    The following table summarizes the activity under the Company's stock option plans:

	Director's Plan		1993 Long-Term Plan Options Outstanding
						Weighted Average Exercise Price Per Share
	Shares Available for Grant
		Options Outstanding	Shares Available for Grant	NSO	ISO
Balance at December 31, 1997	150,000	50,000	557,197	42,500	878,966	$3.68
Granted	(20,000)	20,000	(224,500)	—	224,500	9.98
Canceled	—	—	88,982	—	(88,982)	4.18
Exercised	—	—	—	(5,000)	(72,353)	1.41

Balance at December 31, 1998	130,000	70,000	421,679	37,500	942,131	5.26
Additional shares reserved for issuance	—	—	300,000	—	—	—
Granted	(20,000)	20,000	(465,500)	—	465,500	9.08
Canceled	11,667	(11,667)	125,017	—	(125,017)	9.57
Exercised	—	—	—	—	(31,747)	2.05

Balance at December 31, 1999	121,667	78,333	381,196	37,500	1,250,867	6.25
Granted	(33,333)	33,333	(155,747)	36,247	119,500	7.94
Canceled	—	—	118,877	—	(118,877)	9.56
Exercised	—	—	—	—	(34,512)	1.12

Balance at December 31, 2000	88,334	111,666	344,326	73,747	1,216,978	$6.34

    The following table summarizes information about the stock options outstanding at December 31, 2000:

	Options Outstanding
				Options Exercisable
		Weighted-Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted-Average Exercise Price Per Share	Number Exercisable	Weighted-Average Exercise Price Per Share
$ 0.20 - $ 0.34	338,855	3.86	$.33	338,855	$.33
0.60 - 2.40	96,834	5.32	2.03	96,834	2.03
3.70 - 7.88	150,734	7.56	5.31	81,513	4.65
8.25 - 12.38	789,968	7.75	9.43	450,937	9.55
12.50 - 13.13	26,000	7.64	12.93	20,445	12.94

0.20 - 13.13	1,402,391	6.62	6.34	988,584	5.32

    Options outstanding under the stock option plans expire at various dates during the period from April 2003 through October 2010. Exercise prices for options outstanding as of December 31, 2000 ranged from $.20 to $13.13 per share. The number of options exercisable as of December 31, 2000, 1999 and 1998 were 988,584, 766,414 and 557,605, respectively, at weighted-average exercise prices of $5.32, $3.97 and $2.58 per share, respectively.

    The weighted-average grant date fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $4.83, $4.63 and $4.87 per share, respectively.

    In October 1996, the Company issued a warrant to purchase 7,500 shares of common stock at an exercise price of $10.24 per share in connection with an equipment lease agreement. The warrant expires ten years from the grant date and was deemed to have a value of $7,680. Such value was expensed during the year ended December 31, 1996.

    Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rates ranging from 4.85% to 6.18%, dividend yields of -0-, volatility factors of the expected market price of the Company's stock ranging from .41 to .77 and a weighted-average expected life of the options of four years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

	2000	1999	1998
Pro forma net loss	$(11,745,304)	$(12,921,011)	$(15,568,720)

Pro forma net loss per common share	$(1.05)	$(1.35)	$(1.73)

    The Company also has an Employee Stock Purchase Plan under which 200,000 shares have been reserved for purchase by employees. The purchase price of the shares under the Plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are each three months. Employees may designate up to 15% of their compensation for the purchase of stock under the Plan. There have been no shares issued under the Plan.

7. Deferred Compensation

    For options granted during the year ended December 31, 1996 to purchase a total of 298,750 shares of common stock at exercise prices ranging from $.34 to $5.00 per share, the Company recognized $1,484,680 as deferred compensation for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deferred compensation expense is amortized ratably over the vesting period of the options. For the years ended December 31, 2000, 1999 and 1998, $-0-, $92,792 and $216,516 was expensed, respectively.

    For options granted during the year ended December 31, 1999 to purchase a total of 95,000 shares of common stock at an exercise price of $8.50 per share, the Company recognized $35,628 of deferred compensation for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deferred compensation expense is amortized ratably over the vesting period of the options. For the years ended December 31, 2000 and 1999, $8,907 and $5,938 was expensed, respectively.

    For options granted during the year ended December 31, 2000 to purchase a total of 31,247 shares of common stock at an exercise price of $9.125 per share, the Company recognized $7,812 of compensation expense for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The options fully vested at the time of grant.

    The remaining unamortized deferred compensation is expected to be charged to operations as follows:

2001	$8,910
2002	8,910
2003	2,963

Total	$20,783

Endocardial Solutions, Inc.

Notes to Financial Statements (Continued)

December 31, 2000

8. Income Taxes

    At December 31, 2000, the Company had net operating loss carryforwards of approximately $59,500,000. The net operating loss carryforwards are available to offset future taxable income and begin to expire in the year 2009. No benefit has been recorded for such loss carryforwards, and utilization in future years may be limited under Section 382 of the Internal Revenue Code if significant ownership changes have occurred.

    Components of deferred tax assets are as follows:

	December 31,
	2000	1999
Deferred tax assets:
Net operating loss carryforwards	$23,793,000	$19,598,000
Inventory reserve	12,000	10,000
Accrued liabilities	121,000	101,000

	23,926,000	19,709,000
Deferred tax liabilities:
Depreciation and amortization	308,000	278,000
Capitalized software costs	194,000	119,000

Net deferred tax assets	23,424,000	19,312,000
Valuation allowance	(23,424,000)	(19,312,000)

Total net deferred tax assets	$—	$—

9. Related Party Transaction

    The Company paid approximately $8,600 in the year ended December 31, 1998, to Novel Biomedical in connection with research and development performed for the Company. The owner of Novel Biomedical is a founder and stockholder of the Company.

10. Sources of Supply

    The Company purchases raw materials and certain key components of its products, including the computer workstation and certain components for its catheter from sole, single or limited source suppliers. The Company currently has no agreements that would ensure delivery of raw materials and components from such suppliers. Establishing additional or replacement suppliers for any of the numerous components used in the Company's products, if required, may not be accomplished quickly and could involve significant additional costs. The inability of any of the Company's suppliers to provide an adequate supply of components in a timely manner, or the inability of the Company to locate qualified alternative suppliers for material and components at reasonable costs, could adversely affect the Company's business, financial condition and results of operations.

11. License Agreement

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

    This additional warrant becomes exercisable one year after being granted and remains outstanding for five years. The additional warrant will also be granted if the Company undergoes a change in control. If the warrant is granted due to a change in control, it becomes immediately exercisable.

12. Significant Customer

    The Company has a distributor that represents 16% and 42% of all net revenues for the years ended December 31, 2000 and 1999, respectively.

13. Quarterly Financial Data (unaudited, in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000
Net revenue	$3,360	$3,737	$3,097	$4,369
Gross profit	1,484	1,808	1,573	2,524
Net loss	(2,502)	(3,137)	(2,791)	(1,880)
Basic and diluted net loss per share	$(.25)	$(.31)	$(.23)	$(.15)
1999
Net revenue	$1,293	$1,719	$3,528	$3,057
Gross profit	(149)	307	1,543	1,303
Net loss	(2,913)	(3,750)	(2,527)	(2,538)
Basic and diluted net loss per share	$(.32)	$(.41)	$(.25)	$(.25)

14. Subsequent Event

    On March 26, 2001, the Company completed the sale of 2,449,666 shares of its Common Stock at a price of $3.00 per share, resulting in gross proceeds of $7,349,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The section under the heading "Election of Directors" and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2001 (the "2001 Proxy Statement"), which definitive 2001 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2000, are incorporated herein by reference.

    See Item 1 in Part I hereof for information regarding Executive Officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

    The section under the heading "Election of Directors" entitled "Compensation of Directors" and the section entitled "Executive Compensation" in the 2001 Proxy Statement, which definitive 2001 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2000, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which definitive 2001 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Transactions" in the 2001 Proxy Statement, which definitive 2001 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2000, is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

  (1)
  Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K.

  (2)
  Financial Statement Schedules

    None. All financial statement schedules are omitted because of the absence of conditions under which they are required.

  (3)
  EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
3.2	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22233))
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22233))
4.1	Warrant Agreement dated November 18, 1993 between the Company and Tikkun Resource Development relating to warrant issued to Tikkun Resource Development to purchase shares of common stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.2	Warrant Agreement dated November 15, 1994 between the Company and Comdisco, Inc. relating to Warrant issued to Comdisco, Inc. to purchase shares of Series B Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.3	Warrant Agreement dated August 20, 1996 between the Company and Comdisco, Inc. relating to Warrant issued to Comdisco, Inc. to purchase shares of Series D Preferred Stock (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.4	Rights Agreement dated as of August 25, 1999 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 25, 1999 (File No. 0-22233))
10.1	Real Property Lease Agreement dated September 15, 1993 between the Company and the Port Authority of St. Paul, together with Amendment Nos. 1, 2 and 3 thereto dated February 6, 1995, May 16, 1995, June 4, 1996, respectively (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.2	Amendment No. 4 to the Real Property Lease Agreement dated September 15, 1993 between the Company and the Port Authority of St. Paul (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22233)).
10.3	Master Lease Agreement dated November 14, 1994, as amended, between the Company and Comdisco, Inc., with Exhibits (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.4*	Amended and Restated 1993 Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))

10.5*	Directors' Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.6*	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.7	Investment Agreement dated April 26, 1996 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.8	Amended and Restated Investors Rights Agreement dated January 31, 1995, together with Amendments thereto dated March 1, 1995 and April 26, 1996, respectively, between the Company and the holders of the Company's Series A and Series B Preferred Stock (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.9	Stock Purchase Agreement between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.10	Purchase Agreement between the Company, Piper Jaffray Inc., and Volpe, Welty & Company LLC (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.11	Distribution/Supply Agreement, dated September 8, 1997, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, dated July 23, 1997, as amended on January 9, 1998, June 4, 1998 and July 31, 1998 (File No. 333-31927))
10.12	License Agreement, dated January 30, 1998, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as amended on July 31, 1998 (File No. 0-22233))
10.13	Master Lease Agreement dated May 4, 1998, between the Company and Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22233))
10.14	Amendment to Distribution/Supply Agreement dated December 11, 1998 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.15	Note Purchase Agreement dated February 2, 1999, between the Company and Medtronic Asset Management, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.16	Warrant, dated February 2, 1999, to purchase shares of common stock, issued by the Company to Medtronic Asset Management, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.17	Extension of Lease Commitment, dated February 12, 1999, by Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.18	Securities Purchase Agreement dated July 9, 1999, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))

10.19	Registration Rights Agreement dated July 9, 1999, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))
10.20	Third Amendment, dated March 31, 2000, to the Distribution/Supply Agreement between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-22233))
10.21	Form of Stock Purchase Agreement, dated June 27, 2000, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-22233))
10.22*	Employment and Noncompetition Agreement, dated as of November 3, 2000, between the Company and James W. Bullock (Filed herewith)
10.23*	Employment and Noncompetition Agreement, dated as of November 3, 2000, between the Company and Michael D. Dale (Filed herewith)
10.24*	Change in Control Agreement, dated November 3, 2000, between the Company and James W. Bullock (Filed herewith)
10.25*	Form of Change in Control Agreement dated November 3, 2000, between the Company and each of Graydon Beatty, Frank Callaghan, Michael Dale, and Richard Omilanowicz
10.26	Amendment No. 5, dated August 2, 1999, to the Real Property Lease dated September 15, 1993 between the Company and the Port Authority of St. Paul (Filed herewith)
10.27	Amendment No. 6, dated January 29, 2001, to the Real Property Lease dated September 15, 1993 between the Company and Place & Plaza LLC (acquired from the Port Authority of St. Paul) (Filed herewith)
10.28*	Stock Purchase and Restriction Agreement, dated January 22, 2001, by and between the Company and Michael Dale (Filed herewith)
10.29	Form of Stock Purchase Agreement, dated March 22, 2001, among the Company and the Investors named therein (Filed herewith)
10.30	Stock Purchase Warrant, dated March 26, 2001, between the Company and U.S. Bancorp Piper Jaffray (Filed herewith)
23	Consent of Ernst & Young LLP (Filed herewith)
24	Power of Attorney (included on signature page of this Report)
99	Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 (Filed herewith)

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of the Form 10-K Report.

(b)
Reports on Form 8-K

  A report on Form 8-K, dated October 13, 2000, was filed by the Registrant; such report contained information under Item 5 (Other Events) and included as an exhibit under Item 7 a copy of a press release issued by the Registrant announcing its third quarter earnings results.

(c)
See Item 14(a)(3) above.

(d)
See Item 14(a)(2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Paul, Minnesota.

Date: March 30, 2001	ENDOCARDIAL SOLUTIONS, INC.
	By	/s/ JAMES W. BULLOCK James W. Bullock President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2001.

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James W. Bullock, as his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Endocardial Solutions, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Signature	Title

/s/ JAMES W. BULLOCK James W. Bullock	President, Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)
/s/ GRAYDON E. BEATTY Graydon E. Beatty	Director
James E. Daverman	Director
/s/ ROBERT G. HAUSER, M.D. Robert G. Hauser, M.D.	Director
Warren S. Watson	Director
/s/ RICHARD D. RANDALL Richard D. Randall	Director

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
3.2	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22233)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22233))
4.1	Warrant Agreement dated November 18, 1993 between the Company and Tikkun Resource Development relating to warrant issued to Tikkun Resource Development to purchase shares of common stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.2	Warrant Agreement dated November 15, 1994 between the Company and Comdisco, Inc. relating to Warrant issued to Comdisco, Inc. to purchase shares of Series B Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.3	Warrant Agreement dated August 20, 1996 between the Company and Comdisco, Inc. relating to Warrant issued to Comdisco, Inc. to purchase shares of Series D Preferred Stock (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.4	Rights Agreement dated as of August 25, 1999 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 25, 1999 (File No. 0-22233))
10.1	Real Property Lease Agreement dated September 15, 1993 between the Company and the Port Authority of St. Paul, together with Amendment Nos. 1, 2 and 3 thereto dated February 6, 1995, May 16, 1995, June 4, 1996, respectively (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.2	Amendment No. 4 to the Real Property Lease Agreement dated September 15, 1993 between the Company and the Port Authority of St. Paul (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22233)).
10.3	Master Lease Agreement dated November 14, 1994, as amended, between the Company and Comdisco, Inc., with Exhibits (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.4*	Amended and Restated 1993 Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))

10.5*	Directors' Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.6*	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.7	Investment Agreement dated April 26, 1996 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.8	Amended and Restated Investors Rights Agreement dated January 31, 1995, together with Amendments thereto dated March 1, 1995 and April 26, 1996, respectively, between the Company and the holders of the Company's Series A and Series B Preferred Stock (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.9	Stock Purchase Agreement between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.10	Purchase Agreement between the Company, Piper Jaffray Inc., and Volpe, Welty & Company LLC (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.11	Distribution/Supply Agreement, dated September 8, 1997, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, dated July 23, 1997, as amended on January 9, 1998, June 4, 1998 and July 31, 1998 (File No. 333-31927))
10.12	License Agreement, dated January 30, 1998, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as amended on July 31, 1998 (File No. 0-22233))
10.13	Master Lease Agreement dated May 4, 1998, between the Company and Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22233))
10.14	Amendment to Distribution/Supply Agreement dated December 11, 1998 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.15	Note Purchase Agreement dated February 2, 1999, between the Company and Medtronic Asset Management, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.16	Warrant, dated February 2, 1999, to purchase shares of common stock, issued by the Company to Medtronic Asset Management, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))

10.17	Extension of Lease Commitment, dated February 12, 1999, by Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.18	Securities Purchase Agreement dated July 9, 1999, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))
10.19	Registration Rights Agreement dated July 9, 1999, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))
10.20	Third Amendment, dated March 31, 2000, to the Distribution/Supply Agreement between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-22233))
10.21	Form of Stock Purchase Agreement, dated June 27, 2000, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-22233))
10.22*	Employment and Noncompetition Agreement, dated as of November 3, 2000, between the Company and James W. Bullock (Filed herewith)
10.23*	Employment and Noncompetition Agreement, dated as of November 3, 2000, between the Company and Michael D. Dale (Filed herewith)
10.24*	Change in Control Agreement, dated November 3, 2000, between the Company and James W. Bullock (Filed herewith)
10.25*	Form of Change in Control Agreement dated November 3, 2000, between the Company and each of Graydon Beatty, Frank Callaghan, Michael Dale, and Richard Omilanowicz.
10.26	Amendment No. 5, dated August 2, 1999, to the Real Property Lease dated September 15, 1993 between the Company and the Port Authority of St. Paul (Filed herewith)
10.27	Amendment No. 6, dated January 29, 2001, to the Real Property Lease dated September 15, 1993 between the Company and Place & Plaza LLC (acquired from the Port Authority of St. Paul) (Filed herewith)
10.28*	Stock Purchase and Restriction Agreement, dated January 22, 2001, by and between the Company and Michael Dale (Filed herewith)
10.29	Form of Stock Purchase Agreement, dated March 22, 2001, among the Company and the Investors named therein (Filed herewith)
10.30	Stock Purchase Warrant, dated March 26, 2001, between the Company and U.S. Bancorp Piper Jaffray (filed herewith)
23	Consent of Ernst & Young LLP (Filed herewith)
24	Power of Attorney (included on signature page of this Report)
99	Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 (Filed herewith)

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of the Form 10-K Report.

QuickLinks

PART I
PART II
Endocardial Solutions, Inc. Balance Sheets
Endocardial Solutions, Inc. Statements of Operations
Endocardial Solutions, Inc. Statements of Cash Flows
Endocardial Solutions, Inc. Notes to Financial Statements December 31, 2000
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS