Form 10-Q
period 2001-03-31
ENDOCARDIAL SOLUTIONS INC
filed 2001-05-14
CIK 940659

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001
/ /	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-22233

Endocardial Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1724963 (IRS Employer Identification Number)
1350 Energy Lane Suite 110 Saint Paul, Minnesota 55108 (Address of principal executive offices and zip code)	(651) 523-6900 (Registrant's telephone number including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value (Class)	14,809,361 (Number of Shares Outstanding at May 8, 2001)

INDEX

Endocardial Solutions, Inc.

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Balance Sheets—March 31, 2001 and December 31, 2000	3
	Statements of Operations—Three months ended March 31, 2001 and March 31, 2000	4
	Statements of Cash Flows—Three months ended March 31, 2001 and March 31, 2000	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7-10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10
PART II. OTHER INFORMATION
Items 1 and 3 through 5 have been omitted since all items are inapplicable or answers negative.
Item 2.	Changes in Securities and Use of Proceeds	11
Item 6.	Exhibits and Reports on Form 8-K	11

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Endocardial Solutions, Inc.

Balance Sheets

	March 31, 2001	December 31, 2000
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$4,658,773	$7,771,540
Short-term investments	3,481,717	2,987,588
Accounts Receivable, net of reserve for doubtful accounts (2001—$60,000; 2000—$60,000)	3,269,690	3,522,166
Inventories	2,717,583	3,211,818
Prepaid expenses and other current assets	618,465	500,694

Total current assets	14,746,228	17,993,806
Furniture and equipment	6,605,142	6,441,554
Less accumulated depreciation	(3,940,181)	(3,631,652)

	2,664,961	2,809,902
Deposits	40,174	40,174
Patents, net of accumulated amortization (2001—$105,330; 2000—$102,511)	25,967	28,137
Software development costs, net of accumulated amortization (2001—$440,286; 2000—$308,201)	648,006	484,314
Notes receivable	371,250	—

Total assets	$18,496,586	$21,356,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,013,168	$938,866
Accrued salaries and expenses	1,083,198	1,634,346
Current portion of capital lease obligations	603,564	593,264
Current portion of long-term debt	—	7,000,000
Current portion of deferred revenue	545,403	554,374

Total current liabilities	3,245,333	10,720,850
Long-term Liabilities:
Capital lease obligations	418,029	584,252
Long-term debt	—	—
Deferred revenue	180,824	187,062

Total long-term liabilities	598,853	771,314
Stockholders' equity:
Undesignated Preferred Stock, par value $.01 per share:
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common Stock, $.01 par value
Authorized shares—40,000,000
Issued and outstanding shares—March 31, 2001—14,809,361; December 31, 2000—12,249,695	148,094	122,497
Additional paid-in capital	79,021,144	71,769,626
Accumulated deficit	(64,498,282)	(62,007,171)
Deferred compensation	(18,556)	(20,783)

Total stockholders' equity	14,652,400	9,864,169

Total liabilities and stockholders' equity	$18,496,586	$21,356,333

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Endocardial Solutions, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2001	March 31, 2000
Revenue	$4,602,166	$3,360,059
Cost of goods sold	2,078,059	1,875,676

Gross margin	2,524,107	1,484,383
Operating expenses:
Research and development	1,013,327	1,062,409
General and administrative	590,445	533,519
Sales and marketing	3,413,896	2,353,793

Operating loss	(2,493,561)	(2,465,338)
Other income (expense):
Interest income	84,443	125,538
Interest expense	(81,993)	(162,615)

	2,450	(37,077)

Net loss for the period	$(2,491,111)	$(2,502,415)

Net loss per share—basic and diluted	$(0.20)	$(0.25)

Weighted average shares outstanding	12,466,559	10,185,183

See accompanying notes.

Endocardial Solutions, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2001	March 31, 2000
Operating activities
Net loss	$(2,491,111)	$(2,502,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443,434	242,455
Amortization of deferred compensation	2,227	2,227
Loss on disposal of equipment	—	—
Changes in operating assets and liabilities:
Accounts Receivable	252,476	538,358
Inventory	494,235	(262,638)
Prepaid expenses and other assets	(489,022)	(383,271)
Accounts payable	74,303	108,387
Accrued salaries and expenses	(551,148)	(641,690)
Deferred revenue	(15,209)	103,510

Net cash provided by (used in) operating activities	(2,279,815)	(2,795,077)
Investing activities
Purchases of short-term investments	(2,894,128)	(1,035,920)
Maturities of short-term investments	2,400,000	1,500,000
Purchases of furniture and equipment	(163,587)	(222,075)
Patent expenditures	(650)	—
Software development costs	(295,777)	(283,289)
Proceeds from sale of equipment	—	—

Net cash provided by (used in) investing activities	(954,142)	(41,284)
Financing activities
Proceeds from notes payable	—	3,500,000
Principal payments on notes payable and capital lease obligations	(7,155,925)	(160,452)
Proceeds from issuance of common stock	7,277,115	—

Net cash provided by (used in) financing activities	121,190	3,339,548
Increase (decrease) in cash and cash equivalents	(3,112,767)	503,187
Cash and cash equivalents at beginning of period	7,771,540	1,770,980

Cash and cash equivalents at end of period	$4,658,773	$2,274,167

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through capital lease obligations	$—	$—

See accompanying notes.

Endocardial Solutions, Inc.

Notes to Financial Statements

(Unaudited)

1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2000, contained in the Company's Form 10-K.

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

4.  Stock Offering

    In March 2001, the Company received proceeds of $7,349,000 from a private placement of 2,449,666 shares of its common stock at a price of $3.00 per share, to accredited investors.

5.  Segment Reporting

    Sales by geographic destination as a percentage of total sales were as follows for the three months ended March 31:

	2001	2000
Domestic	90%	64%
International	10%	36%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

    Endocardial Solutions Inc. (the "Company"), was incorporated in May 1992. The Company develops, manufactures and markets the EnSite 3000® clinical workstation and EnSite® catheter (together, the "EnSite System") for use by electrophysiologists in diagnosing and mapping abnormal heart rhythms known as tachycardias. During the second quarter of 1999, we received approval from the U.S. Food and Drug Administration to market the EnSite System in the U.S. for use in the right atrium of the heart. The EnSite System is available to electrophysiologists in Europe for use in the right atrium and left ventricle of the heart.

Results of Operations

    General.  Net losses were $2,491,111 or $.20 per share, for the three months ended March 31, 2001, compared to $2,502,415 or $.25 per share, for the same period in 2000. The Company expects losses to continue at least through first quarter of 2002. The Company is in a period of growth in sales and marketing expenses related to product introduction, including increases in personnel costs.

    Revenue and Cost of Goods Sold.  Worldwide revenue for the three months ended March 31, 2001 was $4,602,166, a $1.2 million, or 37%, increase over the same period in 2000. Revenue for domestic sales, those sales done directly to the end-user in both the U.S. and Canada, increased $2.0 million, or 93%, compared to the same period in 2000. This increase in revenues can be directly attributed to a higher number of EnSite clinical workstations sold during the first quarter of 2001, compared to the same period in 2000. Additionally, with a 69% increase in the installed base of the EnSite clinical workstation since March 31, 2000 and an overall increase in EnSite catheter utilization per system per month, EnSite catheter revenues increased 117%. However, revenue for international sales, which includes sales to distributors in Europe and Asia Pacific, decreased $753,000, or 63%, over the same period in 2000. A majority of this decline related to our European distributor, which did not purchase any EnSite clinical workstations during the quarter and also did not increase its purchases of EnSite catheters over the previous quarter. Other revenue, which represents 1.7% and 1.1% of worldwide sales for the three month periods ending March 31, 2001 and 2000, respectively, includes revenue generated from extended service contracts, repairs and accessories sales related to the EnSite System.

    EnSite clinical workstation sales were $2.4 million for the first quarter of 2001, compared to $2.2 million for the same period in 2000. The increase is due mainly to the higher sales of the EnSite clinical workstation in the U.S. and Canada, compared to last year's comparable period, or an increase of 75%. Domestic sales accounted for 94% of total EnSite clinical workstation sales for the March 31, 2001 quarter end, compared to 58% for the same period in 2000.

    EnSite catheter sales were $2.1 million for the quarter ended March 31, 2001, compared to $1.1 million for the same period in 2000, or an increase of 92%. Domestic sales accounted for 87% of total EnSite catheter sales for the March 31, 2001 quarter end, compared to 77% for the same period in 2000.

    Cost of goods sold including unabsorbed manufacturing expenses was $2,078,059 and $1,875,676 for the quarters ended March 31, 2001 and 2000, respectively. With the market release of the Company's Clarity software starting in June 2000, capitalized software development costs are being amortized through cost of goods sold over the expected 18-month product life cycle.

    The gross profit margin was 54.9% for the three months ended March 31, 2001, compared with 44.2% during the same period in 2000. The increase in margins is mainly attributed to the growth in domestic sales of $2.0 million, or 93%, over the March 31, 2000 quarter end. Additionally, because the Company's margins on its domestic sales are substantially higher than those of its international sales, the Company saw more favorable results in margins during the quarter due to 90% of the recorded revenue coming from domestic sales, compared to 64% from the same period in 2000.

    Research and Development Expenses.  Research and development expenses include compensation and benefit costs within the clinical, software, hardware, catheter and applied research departments as well as costs associated with regulatory expenses. Research and development expenses were $1,013,327 for the three month period ended March 31, 2001, compared to $1,062,409 during the same period in 2000, a decrease of $49,082. The Company believes research and development expenditures will increase for the remainder of 2001 because of the left atrium study, which is expected to begin in the second quarter of 2001.

    General and Administrative Expenses.  General and administrative expenses were $590,445 and $533,519 for the three months ended March 31, 2001 and 2000, respectively, an increase of $56,926. The increase is due primarily to an increase in professional services expense.

    Sales and Marketing Expenses.  Sales and marketing expenses were $3,413,896 during the three months ended March 31, 2001, and $2,353,793 during the same period in 2000, an increase of $1,060,103. The increase is primarily attributable to increases in personnel and costs associated with building and training of the U.S. sales and clinical engineering team. As the Company continues to penetrate the U.S. market, increases in sales and marketing expenses are expected in the next quarter, as it adds additional headcount in both its selling and field clinical engineering areas.

    Interest Income and Expense.  Interest income was $84,444 and $125,538 for the three months ended March 31, 2001 and 2000, respectively. The decrease for the three months ended March 31, 2001 was due to lower average cash and cash equivalent balances. Interest expense was $81,993 and $162,615 for the three months ended March 31, 2001 and 2000, respectively. The decrease is related to the repayment of the Medtronic loan during February 2001.

Liquidity and Capital Resources.

    The Company's operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $79.2 million. As of March 31, 2001 and December 31, 2000, the Company had cash, cash equivalents and short-term investments of $8,140,490 and $10,759,128, respectively.

    For the three months ended March 31, 2001, the Company used cash of $2,279,815 for operations, compared to $2,795,077 for the same period in 2000. The Company saw a decline in its accounts receivable balances of $252,476 from December 31, 2000, even though it had an increase in sales over last quarter of 5%. Cash collections for the three months ended March 31, 2001 were approximately $4.9 million, contributing to the decline of the accounts receivable from the year end balance. Inventory balances fell $494,235 since December 31, 2000. The Company has more efficiently managed the levels of its raw material, work-in-process, and finished goods inventories over the last six to nine months. The Company believes inventory balances will grow slightly over the remaining nine months of 2001 due to increases in production as revenues are expected to increase during this time period. Accounts payable increased $74,302 since December 31, 2000. The Company expects accounts payable to grow slightly over the remaining three quarters of 2001 as operating and production expenses increase to support revenue growth. Accrued salaries and related expenses decreased $551,148 since December 31, 2000. A majority of this decline is attributed to the 2000 annual performance compensation. The Company expects this accrual balance to increase over the remaining nine months of 2001, as it accrues the 2001 annual performance compensation for payment in the first quarter 2002. Purchases of short-term investments were $2,894,128 for the three months ended March 31, 2001. A majority of these purchases occurred in March 2001 after the close of our private placement equity financing. The

Company's current investment portfolio will mature over a six-month period, resulting in increased activity in the purchasing and maturing of investments.

    In January 1999, the Company announced a financing agreement with Medtronic, Inc. Under the agreement, the Company received $7 million from Medtronic Asset Management, which was repayable in February 2001 or, if earlier, at the close of a significant round of debt or equity financing. The Company received $3.5 million of the debt financing in February 1999 and the remaining $3.5 million in January 2000. The $7 million was repaid to Medtronic Asset Management in February 2001.

    In June 2000, the Company received proceeds of $12,687,500 from a private placement of 2,030,000 shares of its common stock to accredited investors. The placement was priced at $6.25 per share. In July 2000, these shares were registered pursuant to the Securities Act of 1933.

    In March 2001, the Company received proceeds of $7,347,000 from a private placement of 2,449,666 shares of its common stock to accredited investors. The placement was priced at $3.00 per share. Pursuant to the terms of the stock purchase agreement, these shares will be registered under the Securities Act of 1933 on behalf of the investors.

    The Company believes that its existing cash, cash equivalents, short-term investments and bank financing will be sufficient to fund the operations of the Company through first quarter 2002. The Company's future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company's products, the results of clinical trials and competition, the extent to which the Company's EnSite System gains market acceptance, the costs and timing of expansion of sales, marketing and manufacturing activities and the ability of the Company to obtain bank financing.

Cautionary Statement

    Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the successful development and commercialization of a new technology; continued clinical testing experience; uncertainty of obtaining Food and Drug Administration and international regulatory clearances; uncertainty of availability of treatments employing the Company's EnSite system; uncertainty of market acceptance of the EnSite System; training requirements for electrophysiologists; the uncertainty of the ability to diagnose and treat atrial fibrillation; the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the Company's dependence on patents and proprietary technology; risks associated with the Company's limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System. These factors are discussed in the cautionary statements included in Exhibit 99 to our Form 10-K for the year ended December 31, 2000. Other forward-looking statements are found in the Company's disclosures about market risk. The Company cautions investors and others to review the statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, Exhibit 99 and in the Company's other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company's business and results of operations.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

    The Company had approximately $8.1 million of cash and investments as of March 31, 2001. Substantially all of the investments were U.S. government or investment grade, fixed income securities from domestic issuers. Because of the credit risk criteria of the Company's investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on futures changes in interest rates. A rise in interest rates could negatively affect the fair value of the Company's investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company's investments, management believes that such an increase in interest rates would not have a material impact on the Company's future earnings or cash flows. Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies. Therefore, management does believe that Company is exposed to any material foreign currency exchange rate risk.

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

    In March 2001, the Company completed the sale in a private placement of 2,449,666 shares of its common stock to accredited investors at a price of $3.00 per share, for proceeds of $7,349,000. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Pursuant to the terms of the stock purchase agreement, these shares will be registered for resale pursuant to the Securities Act of 1933. Proceeds from the sale of these shares will be used for expenses associated with current operating expenses, U.S. market expansion, clinical trials for atrial fibrillation, software and hardware product development and replenishment of the Company's cash balance following the repayment of its loan from Medtronic.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit	Description
10.1	Amendment No. 6, dated January 29, 2001, to the Real Property Lease dated September 15, 1993 between the Company and Place & Plaza LLC (acquired from the Port Authority of St. Paul) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.2
Stock Purchase and Restriction Agreement, dated January 22, 2001, by and between the Company and Michael Dale (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
10.3
Form of Stock Purchase Agreement, dated March 22, 2001, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
10.4
Stock Purchase Warrant, dated March 26, 2001, between the Company and U.S. Bancorp Piper Jaffray (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
  (b)
  Reports on Form 8-K

    A report on Form 8-K was filed by the Company on February 1, 2001 and amended on February 7, 2001; such report contained information disclosed pursuant to Regulation FD under Item 9 and included as exhibits copies of two press releases issued by the Company announcing its fourth quarter and year-end 2000 earnings results and announcing approval from the U.S. Food and Drug Administration to begin a clinical trial for the Company's EnSite System in the left atrium of the heart.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOCARDIAL SOLUTIONS, INC.
Dated: May 14, 2001	By:	/s/ JAMES W. BULLOCK James W. Bullock President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

QuickLinks

INDEX Endocardial Solutions, Inc.
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
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
Endocardial Solutions, Inc. Statements of Cash Flows (Unaudited)
Endocardial Solutions, Inc. Notes to Financial Statements (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Qualitative and Quantitative Disclosures about Market Risk.
Part II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES