Form 10-K/A
period 2000-12-31
ENDOCARDIAL SOLUTIONS INC
filed 2001-06-21
CIK 940659

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

PART I

ITEM 1. BUSINESS

The Company

    Endocardial Solutions, Inc. ("ESI" or the "Company") designs, develops, and manufactures a minimally invasive diagnostic system that diagnoses, within the span of a few heartbeats, potentially fatal abnormal heart rhythms known as arrhythmias. Arrhythmias are caused by irregular electrical activity in the heart that disrupts the heart's normal pumping action. Arrhythmias characterized by an abnormally fast heart rate are known as tachycardias, which can appear in various forms. Ventricular tachycardia ("VT") occurs in the lower two chambers of the heart and frequently lead to serious complications, including sudden cardiac death. Supraventricular tachycardia ("SVT"), including atrial tachycardia, atrial fibrillation and flutter, originates in the upper two chambers of the heart and often result in chest pain, fatigue and dizziness and, while generally not life-threatening, are a leading cause of stroke in the United States.

    To date, electrophysiologists have generally been unable to adequately diagnose complex arrhythmias due to the limited capabilities of current technology. The Company believes that its proprietary EnSite® catheter and EnSite 3000® clinical workstation (together, the "EnSite System") is a powerful new diagnostic tool that enables electrophysiologists to rapidly and precisely locate the multiple, unpredictable points of origin of complex arrhythmias and improve the selection of patient treatment options. The EnSite System applies proprietary mathematical algorithms to compute more than 3,000 points of electrical activity within a heart chamber, producing a high resolution, real-time, three-dimensional color display of the electrical activity in the heart chamber. The "virtual electrogram" function of the EnSite System allows electrophysiologists to instantly view the electrical activity at any of the more than 3,000 points. The EnSite System is also capable of tracking and displaying the location and movements of auxiliary catheters introduced into the chamber.

    In 1998, ESI received the necessary approval to market the EnSite System in the European Community for use in the right atrium and left ventricle of the heart. Distribution of the EnSite System in Europe began in the second quarter of 1998. In 1999, ESI received clearance from the U.S. Food and Drug Administration (the "FDA") to market the EnSite System in the U.S. for diagnosis of complex arrhythmias in the right atrium of the heart, and the Company continues to work with the FDA for the purpose of extending their marketing approval to the other chambers of the heart. In 2000, ESI received general approval to market the EnSite System for cardiac mapping in Australia, Korea, Thailand, Taiwan, Malaysia and Hong Kong.

    The Company's strategy is to establish the EnSite System as the leading diagnostic tool for diagnosing arrhythmias in the more than 1,200 electrophysiology laboratories worldwide. The EnSite System represents a new technology for mapping arrhythmias. The Company believes that the patient population that suffers from complex arrhythmias that are difficult to map using currently available technology presents a significant market opportunity for the Company's EnSite System. The key elements of the Company's strategy are as follows:

  •
  Increase Clinical Awareness With Electrophysiologists. With its multi-center clinical studies and its United States and European product launch, the Company has established relationships with several leading electrophysiologists whom we expect will continue to promote market acceptance of the EnSite System. A Center of Excellence program in the United States is in place with several leading institutions to further enhance market acceptance of the EnSite System. Participants in the program have agreed to provide direct consultation and assistance to the Company in the development and implementation of educational programs and clinical research study design and strategy.

    The Company will also continue to demonstrate the clinical efficacy of the EnSite System through the publication of the results of its post-market studies and at various scientific conferences including those sponsored by the North American Society of Pacing and Electrophysiology, the American Heart Association, and the American College of Cardiology. The Company has over 150 abstracts and 20 peer-reviewed articles that have been published in various scientific journals.

  •
  Expand Technology. The Company believes that the EnSite System can be extended from mapping complex arrhythmias such as atrial tachycardia in the right atrium, as currently cleared for marketing by the FDA, to mapping complex VT and atrial fibrillation and flutter, all of which share similar complex characteristics, such as multiple sites of origin in unpredictable locations, but which also tend to be more challenging from a mapping and treatment perspective.

    In the U.S., human diagnostic devices are regulated under the federal Food, Drug and Cosmetic Act, and are subject to clinical testing mandated by the FDA before they will give clearance for marketing. The Food, Drug and Cosmetic Act provides two basic review procedures, including a shortened submission procedure under Section 510(k) whereby the manufacturer notifies the FDA of its intent to market the product and attempts to establish that the product to be marketed is substantially equivalent to another FDA-cleared product. If a device does not qualify for the 510(k) procedure, the manufacturer must file a premarket approval ("PMA") application, which typically involves more clinical testing and a significantly longer FDA review process.

    In September 1998, the Company filed a Section 510(k) application with the FDA containing the results of its right atrial multi-center clinical trials and in April 1999 received FDA approval to market the EnSite System for use in the right atrium. In December 1998, the Company filed a Section 510(k) application with the FDA containing the results of its left ventricular multi-center clinical trials. In March 1999, the Company announced that its FDA application for left ventricular use of the EnSite System will be submitted as a premarket approval ("PMA") application. Portions of the application have been submitted and approved, but ESI has not yet undertaken another clinical study for left ventricular use. The Company is still in discussions with the FDA regarding the best approach to obtain market approval for left ventricular use, which may include a revised 510(k) application.

    Medical research has shown that atrial fibrillation, the most common form of sustained arrhythmia, although possible to originate in the right atrium, most often originates in the left atrium. In January 2001, the Company received FDA approval for the use of its EnSite System in the left atrium in a multi-center clinical study for diagnosing arrhythmias including atrial fibrillation. The Company expects to begin this study in the second quarter of 2001.

    The Company intends to continue to focus on the ability of its technology to provide improved speed, increased accuracy and cost-effectiveness in mapping other arrhythmias. This improved mapping power should benefit electrophysiologists in performing diagnostic procedures and prescribing treatments for an expanded patient population. In January 1998, the Company signed a license agreement with Medtronic, Inc. which gives the Company co-exclusive use of 3D intracardiac location technology for its EnSite System. Integration of the technology with the EnSite System is still under review, but the Company believes it will improve intracardiac catheter positioning while significantly reducing the use of harmful radiation.

    In the first quarter of 1999, the Company announced a financing agreement with Medtronic, Inc. Under the agreement, the Company received $7 million from Medtronic Asset Management. This loan was paid in full in February 2001. In July 1999, the Company received proceeds of $10,000,000 in a private placement of 1,111,111 shares of its common stock to accredited investors. In June 2000, the Company received proceeds of $12,687,500 in a private placement of 2,030,000 shares of its common stock to accredited investors. In March 2001, the Company received proceeds of $7,349,000 in a private placement of 2,449,666 shares of its common stock to accredited investors. Proceeds from the sale of these shares are being used for expenses associated with current operating expenses, U.S. market expansion, clinical trials for atrial fibrillation, and software and hardware product development, as well as replenishment of some of the funds used to repay the loan from Medtronic, Inc.

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

    There is increasing interest in the United States and Europe in using catheter ablation to treat VT. Catheter ablation is a minimally invasive and potentially curative treatment in which a high radio frequency current is emitted from a catheter guided to the heart through a vein in the neck or groin to selectively destroy the heart tissue responsible for the abnormal electrical activity. The use of catheter ablation to date has been limited due to the inability of single-point contact catheters to effectively map complex VT cases. Although catheter ablation is not yet commonly prescribed to treat VT and the devices have not yet been approved by the FDA for marketing in the United States for treatment of VT, it is the subject of increasing technological research and development. The Company believes catheter ablation could become a more commonly used treatment for VT with advances in diagnostic technology such as that being developed by the Company.

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

    Approximately two million people in the United States suffer from atrial fibrillation or atrial flutter. Atrial fibrillation is the most common type of sustained arrhythmia and is characterized by a disorganized and chaotic conduction of electrical activation, causing the heart's upper chambers to quiver—sometimes as fast as 600 to 1,000 beats per minute, which results in ineffective pumping of the atria. Under these conditions, blood tends to pool and clot, increasing the risk of stroke. The American Heart Association estimates that approximately fifteen percent of all strokes in the United States are caused by atrial fibrillation. The incidence of atrial fibrillation is linked to aging and thus is expected to increase as the average age of the United States population increases.

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

    The Company believes that the complexity of atrial fibrillation and the search for effective and curative treatments, including catheter ablation, will require a diagnostic mapping technology that provides much greater resolution and diagnostic capabilities than currently available technology. In January 2001, the Company received FDA approval for the use of the EnSite System in the left atrium in a multi-center clinical study for diagnosing arrhythmias including atrial fibrillation, which the Company expects to begin in the second quarter of 2001.

The EnSite System

    The Company has developed and continues to enhance its proprietary EnSite System to address the need for more rapid, comprehensive and cost-effective diagnosis of complex forms of arrhythmia. The high resolution, three-dimensional, color display generated by the EnSite System is designed to provide electrophysiologists greater diagnostic capabilities than single-point contact catheter mapping devices currently available. The EnSite System provides electrophysiologists with a real time, virtual image of the electrical activity of the heart without contacting the heart's surface. The EnSite System displays more than 3,000 points of electrical activity using the Company's proprietary algorithms. Diagnosis is enhanced by the "virtual electrogram" function of the EnSite System workstation that allows electrophysiologists to instantaneously view the electrical activity at any of the more than 3,000 points displayed by selecting a specified point on the workstation's three-dimensional color map of the heart with the workstation's mouse pointer. In addition, the locator function of the EnSite System workstation also enhances diagnosis and treatment by providing electrophysiologists with real-time feedback as to the precise location of auxiliary and therapy catheters introduced into the heart.

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

    The EnSite System is designed to function as a complete, integrated electrophysiology laboratory system to provide a wide range of accurate and versatile diagnostic tools in one product. In addition to displaying high resolution, graphical, three-dimensional maps, the EnSite System provides multi-channel recording from standard EP electrode catheters and standard waveform displays. In the second quarter of 2000, the Company released Clarity™, an upgraded version of the Company's software product for use in the EnSite System that offers a more simplified user interface and increased automation of arrhythmia analysis. The Clarity software is designed to simplify use of the EnSite System and reduce training time for hospital staff. The Company intends to develop and market periodic software upgrades and new applications for use with the EnSite System.

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

    The Company has implemented a manufacturing quality program designed to meet all domestic and international standards for manufacturing medical devices. The Company is required to meet the requirements of the FDA's good manufacturing practices ("GMP") in order to distribute its products in the United States, and the requirements for ISO 9001 and CE Mark certification in order to continue to distribute products in Europe. During the third quarter 1999, the Company passed a FDA inspection of the facility and the manufacturing processes. The Company received ISO 9001 certification for its catheter and quality system in August 1997, and ISO 9002 certification for the clinical work station and a CE Mark for each of the EnSite catheter and the EnSite 3000 clinical workstation in the first quarter of 1998. ISO 9001 certification for our workstation was subsequently received in November 1998. As part of the regulatory requirements, the Company's facilities and manufacturing processes will be subject to inspection and audit. If the Company fails to satisfy the GMP requirements, it may be required to alter its manufacturing processes. Moreover, any such failure could have a material adverse effect on the Company's ability to market its products, which could adversely affect its business and results of operations. The Company's suppliers will also be required to satisfy GMP standards.

Sales and Marketing

    The Company has employed a direct sales force in the United States and uses distributors for certain international markets. In September 1997 the Company signed a seven-year distribution agreement (the "Distribution Agreement") with Medtronic, Inc. Under the terms of the Distribution Agreement, as subsequently amended, Medtronic has been granted exclusive distribution rights for the Company's products in Europe and has been granted certain rights for distribution in other regions outside North America. The Company intends to have additional distributors in various markets throughout the world. The Company retains all distribution rights in the United States.

    In the first quarter of 1998, the Company received a CE Mark for each of the EnSite catheter and the EnSite 3000 clinical workstation, allowing the Company to begin marketing its products in the European Community for right atrial and left ventricular use. Distribution by Medtronic in Europe of the EnSite System and EnSite catheter began in the second quarter of 1998. In the second quarter 1999, the Company received FDA approval to market the EnSite catheter and EnSite System for right atrial use in the United States.

    In 2000, the Company received general approval to market the EnSite System for cardiac mapping in the following countries: Australia, Korea, Thailand and Taiwan. The Company also began marketing the EnSite System in Malaysia and Hong Kong.

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

    In January 1998, the Company signed a license agreement with Medtronic, Inc. which gives the Company co-exclusive use of 3D intracardiac location technology for its EnSite System. The license, as currently in use by the Company, is not royalty-bearing. A required royalty equal to 2% of net sales of licensed products only occurs if the Company is acquired by one of the competitors of Medtronic named in the license agreement. ESI's right to use the technology for intracardiac mapping applications in the treatment of arrhythmias is co-exclusive with Medtronic and its affiliates, and the license lasts until the patents on the technology expire beginning in 2015 unless extended. Integration of the technology with the EnSite System is still under review but the Company believes it will improve intracardiac catheter positioning while significantly reducing the use of harmful radiation.

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

Third-Party Reimbursement for the Company's Products

    In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company's success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's products are used. Third-party reimbursement will depend upon decisions by the Health Care Financing Administration for Medicare, as well as by individual health maintenance organizations and private insurers and other payors. Third-party payors determine whether to reimburse for a particular procedure and, if so, will reimburse health care providers for medical treatment based on a variety of methods, including a lump sum prospective payment system based on a diagnosis related group or per diem, a blend between the health care provider's reported costs and a fee schedule, a payment for all or a portion of charges deemed reasonable and customary, or a negotiated per capita fixed payment. Specific to Medicare, the EnSite catheter is currently reimbursable under both inpatient and outpatient procedure scenarios. For inpatient procedures, the EnSite procedure will most typically be reimbursed under Diagnosis Related Group 112. For outpatient procedures the EnSite catheter is eligible for separate reimbursement in addition to the hospital's Ambulatory Payment Classification for cardiac mapping. Third party payors are increasingly challenging the pricing of medical products and procedures. Even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate. Additionally, payors may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication.

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

    Some medical devices purchased by hospitals are currently reimbursed under Medicare separately from medical procedure payments. Recent federal Medicare legislation has called for these devices to be reimbursed on a prospective payment system. The prospective payment system was created to minimize the complexity of reimbursing services on a hospital's cost-to-charge ratio by creating specific codes for outpatient procedures that would be based on pre-existing diagnosis and procedure codes. However, the system was created based on data collected through December 1996 and does not reflect some of the newer technologies, and the increased costs, for items such as the EnSite catheter. In order to recognize these new technologies, the Healthcare Financing Administration created a separate coding system to allow for additional, separate reimbursement for these new technologies until 2002, at which time the payment levels for procedures are expected to incorporate the costs of these newer medical devices. If hospitals fail to properly code and submit a request for separate reimbursement, Medicare will not recognize that the procedure payment levels are inadequate to cover the higher cost of the EnSite catheter, thereby affecting the hospital's ability to achieve adequate reimbursement. Additionally, there can be no assurance that the movement to a prospective payment system will not cause hospitals to reduce their expenditure payments for devices such as the EnSite System.

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

    The Company conducted clinical trials of its EnSite System on patients with VT in the United Kingdom in late 1995, 1996 and 1997 under an authorization of the Medical Devices Agency ("the MDA") of the British government. The Company submitted its IDE application to the FDA in May 1996 based on the results of the initial four patient trial plus extensive pre-clinical testing. Based on consultation with the FDA, and to further support its IDE submission, the Company conducted nine additional ventricular patient trials and submitted this data in November 1996 in an amendment to the IDE application. In December 1996, the FDA granted the Company an IDE to conduct in the United States a limited clinical trial of the EnSite System for left ventricular tachycardia mapping in five patients at one institution. The Company conducted in early 1997 a limited five patient clinical study authorized under the IDE. Based on the results of those trials, the FDA approved testing of the EnSite System on an additional ten patients. The Company had completed 13 of the 15 clinical trials in June 1997 when the FDA authorized full-scale testing of the EnSite System in 73 patients at up to five institutions in the United States. In December 1998, the Company filed a premarket notification application with the FDA under Section 510(k) of the FDC Act containing the results of its left ventricular multi-center clinical trials and indicating the Company's intention to commence marketing in the U.S., but the FDA did not find substantial equivalence with other devices used in the ventricles based on initial clinical data. Following discussion with the FDA, in March 1999, the Company announced that its FDA application for left ventricular use of the EnSite System will be submitted as a PMA application. Portions of the application have been submitted and approved, but the Company has not yet undertaken another clinical study for left ventricular use. The Company is still in discussions with the FDA regarding the best approach to obtain market approval for left ventricular use, which may include a revised 510(k) application.

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

Executive Officers

    The executive officers of the Company, their ages and positions and a brief biography of each individual are as follows:

Name	Age	Position
James W. Bullock	44	President and Chief Executive Officer and Director
Michael D. Dale	41	Vice President, Sales and Marketing
Frank J. Callaghan	47	Vice President, Research and Development
Richard J. Omilanowicz	48	Vice President, Manufacturing and Operations
Graydon E. Beatty	44	Chief Technical Officer and Director

    James W. Bullock has been President, Chief Executive Officer and a Director of the Company since May 1994. In addition, Mr. Bullock served as the Chief Financial Officer of the Company from May 1994 until May 1996. From April 1992 until joining the Company, Mr. Bullock served as President and Chief Operating Officer of Stuart Medical, Inc., a cardiac monitoring start-up company. From April 1990 to April 1992, Mr. Bullock served as Vice President of Sales and Marketing of the Stackhouse Division of Bird Medical Technologies, a medical device company. From 1978 to 1990, Mr. Bullock served in a variety of marketing and sales management positions, most recently as Vice President of Sales, for the Pharmaseal Division of Baxter International Inc., a medical products company. Mr. Bullock is a director of Appriva Medical, a manufacturer of medical devices.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock began trading on the Nasdaq National Market under the symbol "ECSI" on March 19, 1997. On March 24, 1997, the Company received net proceeds of approximately $18,833,000 from an initial public offering of 2,250,000 shares of its common stock and approximately $6,278,000 from a concurrent private placement to Medtronic, Inc. of 750,000 shares of its common stock. In July 1999, the Company received proceeds of $10,000,000 from a private placement of 1,111,111 shares of its common stock to accredited investors. In June 2000, the Company received proceeds of $12,687,500 from a private placement of 2,030,000 shares of its common stock to accredited investors. On March 26, 2001, the Company received proceeds of $7,349,000 from a private placement of 2,449,666 shares of its common stock to accredited investors. The Company also issued warrants to purchase an additional 122,450 shares of common stock, at an exercise price of $4.00 per share, to the placement agent in the transaction. Proceeds from the sale of these shares are being used for expenses associated with current operating expenses, U.S. market expansion, clinical trials for atrial fibrillation, and software and hardware product development, as well as replenishment of some of the funds used to repay the loan from Medtronic, Inc. The shares of common stock were sold pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

    Revenue and Cost of Goods Sold.  Worldwide revenue for the year ended December 31, 2000 was $14.6 million, a $5 million, or 52%, increase over the same period in 1999. Revenue for domestic sales increased $5.3 million, or 99%, compared to the same period in 1999. This increase in revenue can be directly attributed to a higher number of EnSite clinical workstations sold during fiscal 2000, compared to the same period in 1999. Additionally, with a 158% increase in the installed base of the EnSite clinical workstation since December 31, 1999 and an overall increase in EnSite catheter utilization per system per month, EnSite catheter revenue increased 143%. However, revenue for international sales, which includes sales to distributors in Europe and Asia Pacific, decreased $382,000, or 9%, over the same period in 1999. A majority of this decline related to our European distributor, Medtronic, which purchased a limited number of EnSite clinical workstations during the year and also did not increase its purchases of EnSite catheter sales over the previous fiscal year. The Company does not believe there has occurred any fundamental decline in the European market for the EnSite workstation. Rather, the Company believes that Medtronic did not devote sufficient resources during fiscal 2000 necessary to further develop the European market. The Company is discussing with Medtronic tactics for improving sales into the European market. Other revenues, which represents 6.6% and 7.8% of worldwide sales for the years ending December 31, 2000 and 1999, respectively, includes revenues generated from extended service contracts, repairs and accessories sales related to the EnSite System.

    EnSite clinical workstation sales were $8.4 million for fiscal year 2000, compared to $6.2 million for the same period in 1999. The increase is due mainly to the higher sales of the EnSite clinical workstation in the U.S., compared to last year's comparable period, or an increase of 76%. Domestic sales accounted for 72% of total EnSite clinical workstation sales during fiscal year 2000, compared to 56% for the same period in 1999.

    EnSite catheter sales were $5.9 million for fiscal year 2000, compared to $3 million for the same period in 1999, or an increase of 97%. Domestic sales accounted for 77% of total EnSite catheter sales during fiscal year 2000, compared to 63% for the same period in 1999.

    Cost of goods sold including unabsorbed manufacturing expenses was $7,174,431 and $6,592,409 for the years ended December 31, 2000 and 1999, respectively. With the market release of the Company's Clarity software starting in June 2000, capitalized software development costs are being amortized through cost of goods sold over the expected 18-month product life cycle.

    The gross profit margin was 50.7% for the year ended December 31, 2000, compared with 31.3% during the same period in 1999. The increase in margins is mainly attributed to the better absorption of manufacturing overhead from the growth in domestic sales over the prior year. Additionally, because the Company's margins on its domestic sales are substantially higher than those of its international sales, the

Company saw more favorable results in margins due to 76% of the revenue recorded during the year being from domestic sales, compared to 56% from the same period in 1999.

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

    Revenue and Cost of Goods Sold.  Worldwide revenue for the year ended December 31, 1999 was $9.6 million, a $7.6 million, or 392%, increase over the same period in 1998. Revenue for domestic sales was $5.4 million during fiscal year 1999, compared to $0 sales in 1998. The Company began recording revenue in the U.S. in the second quarter of 1999 following receipt of FDA approval. Revenue for international sales, which includes sales to distributors in Europe and Asia Pacific, increased $2.2 million, or 115%, over the same period in 1998. A majority of this increase related to our European distributor, Medtronic, which saw an increase of 200% in its EnSite clinical workstations installed base since December 31, 1998. Other revenues, which represents 7.8% and 8.7% of worldwide sales for the years ending December 31, 1999 and 1998, respectively, includes revenues generated from extended service contracts, repairs and accessories sales related to the EnSite System.

    EnSite clinical workstation sales were $6.2 million for fiscal year 1999, compared to $1.3 million for the same period in 1999. The increase is due mainly to the U.S. introduction of the EnSite clinical workstation in second quarter of 1999. Domestic sales accounted for 56% of total EnSite clinical workstation sales during fiscal year 1999, compared to 0% for the same period in 1998.

    EnSite catheter sales were $3 million for fiscal year 1999, compared to $493,000 for the same period in 1998, or an increase of 504%. Domestic sales accounted for 63% of total EnSite catheter sales during fiscal year 1999, compared to 0% for the same period in 1998.

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

    The gross profit margin was 31.3% for the year ended December 31, 1999, compared with (85.8%) during the same period in 1998. The increase in margins is mainly attributed to the introduction of domestic product sales during 1999. Additionally, because the Company's margins on its domestic sales are substantially higher than those of its international sales, the Company saw more favorable results in margins due to 56% of the revenue recorded during the year being from domestic sales, compared to none from the same period in 1998.

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

    Interest Income and Expense.  Interest income was $465,060 and $811,482 for the years ended December 31, 1999 and 1998, respectively. The decrease was due primarily to the lower cash and cash equivalent balances. Interest expense was $378,609 and $86,644 for the years ended December 31, 1999 and 1998, respectively. The increase is related to the financing agreement with Medtronic, which began in January 1999.

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

    For the year ended December 31, 2000, the Company used $9,622,592 of cash for operations, compared to $12,796,818 for the same period in 1999. The Company saw a decline in its accounts receivable balances of $209,751 from December 31, 1999, even though it had an increase in sales over last year of 52%. The timing of sales during the last couple months of fiscal 2000, and shorter payment terms for domestic customers, contributed to the lower accounts receivable balance from that of December 31, 1999. Inventories increase $404,853 during the year to meet the additional demand created by the increase in the Company's customer installed base. The Company believes inventory balances will remain relatively constant during fiscal 2001, as the Company more efficiently manages the levels of its raw material, work-in-process, and finished goods inventories. Accounts payable decreased $752,560 since December 31, 1999. The decrease is directly attributed to the inventory and cost control efforts the Company put into place the last three to six months of 2000. The Company expects accounts payable to grow throughout fiscal 2001 as operating and production expenses increase to support revenue growth. Accrued salaries and related expenses decreased $105,081 since December 31, 1999. A majority of this decline is attributed to the number of days needed to accrue for salaries as of December 31, 2000, compared to December 31, 1999. The Company expects this accrual balance at December 31, 2001 to be fairly comparable to that of the December 31, 2000 balance. The Company's short-term investment portfolio decreased by $2,328,218 from the December 31, 1999 balance. The reduction is due the Company continuing to use its available resources to fund its operating losses.

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
February 16, 2001, except for Note 15
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

    In international markets, the Company sells its system to distributors, which subsequently resell the system to hospitals. The Company has agreements with each of its distributors which provide that title and risk of loss pass to the distributor upon shipment of the system to the distributor. Revenue is recognized upon shipment of product to the distributors following the receipt and acceptance of a distributor's purchase order.

    Deferred revenue originates from maintenance agreements the Company enters into with its customers.. With the initial sale of an EnSite clinical workstation the Company offers a standard one-year maintenance agreement on the system, which covers repairs and service of the patient interface unit and the Silicon Graphics display workstation. It also covers any software upgrades released during this time frame. Subsequent to the expiration of the first year standardized maintenance agreement, customers are able to purchase an extended one-year maintenance agreement to cover repair and service costs and also any software upgrades released in this time frame. Long-term deferred revenue originates from sales into the European market, where the Company offers a standard two year maintenance agreement with the purchase of an Ensite system. Revenue from service and customer support contracts is deferred and recognized ratably over the period the services are provided.

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

Short-Term Investments

    Short-term investments consist of U.S. Government obligations and corporate debt securities with maturities of less than one year. At December 31, 2000 and 1999, the Company had $523,170 and $2,279,028 in U.S. Government obligations and $2,464,418 and $3,036,778 in corporate debt securities, respectively. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has classified the debt securities as available for sale. Available for sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. At December 31, 2000 and 1999, the fair value of the Company's investments approximates cost.

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

Endocardial Solutions, Inc.

Notes to Financial Statements (Continued)

December 31, 2000

8. Income Taxes

    At December 31, 2000, the Company had net operating loss carryforwards of approximately $59,500,000. The net operating loss carryforwards are available to offset future taxable income and expire at various times between 2009 and 2020. No benefit has been recorded for such loss carryforwards, and utilization in future years may be limited under Section 382 of the Internal Revenue Code if significant ownership changes have occurred.

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

12. Significant Customer

    The Company has a distributor that represents 16% and 42% of all net revenues for the years ended December 31, 2000 and 1999, respectively.

13. Segment Reporting

    Sales by geographic destination as a percentage of total sales were as follows for the years ended December 31:

	2000	1999	1998
Domestic	74%	56%	—
International:
Europe	16%	43%	100%
Asia Pacific	8%	1%	—
Canada	2%	—	—

14. Quarterly Financial Data (unaudited, in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000
Net revenue	$3,360	$3,737	$3,097	$4,369
Gross profit	1,484	1,808	1,573	2,524
Net loss	(2,502)	(3,137)	(2,791)	(1,880)
Basic and diluted net loss per share	$(.25)	$(.31)	$(.23)	$(.15)
1999
Net revenue	$1,293	$1,719	$3,528	$3,057
Gross profit	(149)	307	1,543	1,303
Net loss	(2,913)	(3,750)	(2,527)	(2,538)
Basic and diluted net loss per share	$(.32)	$(.41)	$(.25)	$(.25)

15. Subsequent Event

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

  (1)
  Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K.

  (2)
  Financial Statement Schedules

    None. All financial statement schedules are omitted because of the absence of conditions under which they are required.

  (3)
  EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
3.2	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22233))
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22233))
4.1	Warrant Agreement dated November 18, 1993 between the Company and Tikkun Resource Development relating to warrant issued to Tikkun Resource Development to purchase shares of common stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.2	Warrant Agreement dated November 15, 1994 between the Company and Comdisco, Inc. relating to Warrant issued to Comdisco, Inc. to purchase shares of Series B Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.3	Warrant Agreement dated August 20, 1996 between the Company and Comdisco, Inc. relating to Warrant issued to Comdisco, Inc. to purchase shares of Series D Preferred Stock (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.4	Rights Agreement dated as of August 25, 1999 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 25, 1999 (File No. 0-22233))
10.1	Real Property Lease Agreement dated September 15, 1993 between the Company and the Port Authority of St. Paul, together with Amendment Nos. 1, 2 and 3 thereto dated February 6, 1995, May 16, 1995, June 4, 1996, respectively (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.2	Amendment No. 4 to the Real Property Lease Agreement dated September 15, 1993 between the Company and the Port Authority of St. Paul (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22233)).
10.3	Master Lease Agreement dated November 14, 1994, as amended, between the Company and Comdisco, Inc., with Exhibits (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.4*	Amended and Restated 1993 Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))

10.5*	Directors' Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.6*	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.7	Investment Agreement dated April 26, 1996 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.8	Amended and Restated Investors Rights Agreement dated January 31, 1995, together with Amendments thereto dated March 1, 1995 and April 26, 1996, respectively, between the Company and the holders of the Company's Series A and Series B Preferred Stock (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.9	Stock Purchase Agreement between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.10	Purchase Agreement between the Company, Piper Jaffray Inc., and Volpe, Welty & Company LLC (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.11	Distribution/Supply Agreement, dated September 8, 1997, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, dated July 23, 1997, as amended on January 9, 1998, June 4, 1998 and July 31, 1998 (File No. 333-31927))
10.12	License Agreement, dated January 30, 1998, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as amended on July 31, 1998 (File No. 0-22233))
10.13	Master Lease Agreement dated May 4, 1998, between the Company and Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22233))
10.14	Amendment to Distribution/Supply Agreement dated December 11, 1998 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.15	Note Purchase Agreement dated February 2, 1999, between the Company and Medtronic Asset Management, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.16	Warrant, dated February 2, 1999, to purchase shares of common stock, issued by the Company to Medtronic Asset Management, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.17	Extension of Lease Commitment, dated February 12, 1999, by Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.18	Securities Purchase Agreement dated July 9, 1999, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))

10.19	Registration Rights Agreement dated July 9, 1999, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))
10.20	Third Amendment, dated March 31, 2000, to the Distribution/Supply Agreement between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-22233))
10.21	Form of Stock Purchase Agreement, dated June 27, 2000, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-22233))
10.22*	Employment and Noncompetition Agreement, dated as of November 3, 2000, between the Company and James W. Bullock (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.23*	Employment and Noncompetition Agreement, dated as of November 3, 2000, between the Company and Michael D. Dale (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.24*	Change in Control Agreement, dated November 3, 2000, between the Company and James W. Bullock (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.25*	Form of Change in Control Agreement dated November 3, 2000, between the Company and each of Graydon Beatty, Frank Callaghan, Michael Dale, and Richard Omilanowicz (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.26	Amendment No. 5, dated August 2, 1999, to the Real Property Lease dated September 15, 1993 between the Company and the Port Authority of St. Paul (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.27	Amendment No. 6, dated January 29, 2001, to the Real Property Lease dated September 15, 1993 between the Company and Place & Plaza LLC (acquired from the Port Authority of St. Paul) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.28*	Stock Purchase and Restriction Agreement, dated January 22, 2001, by and between the Company and Michael Dale (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.29	Form of Stock Purchase Agreement, dated March 22, 2001, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.30	Stock Purchase Warrant, dated March 26, 2001, between the Company and U.S. Bancorp Piper Jaffray (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
23	Consent of Ernst & Young LLP (Filed herewith)
24	Power of Attorney (incorporated by reference to Exhibit 24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))

99	Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 (Filed herewith)

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

Date: June 21, 2001	ENDOCARDIAL SOLUTIONS, INC.
	By	/s/ JAMES W. BULLOCK James W. Bullock President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of June, 2001.

Signature	Title

/s/ JAMES W. BULLOCK James W. Bullock	President, Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)
* Graydon E. Beatty	Director
James E. Daverman	Director
* Robert G. Hauser, M.D.	Director
Warren S. Watson	Director
* Richard D. Randall	Director
* Executed pursuant to a power of attorney previously filed with this Report.
By:	/s/ JAMES W. BULLOCK
James W. Bullock Attorney-in-fact

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
3.2	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22233)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22233))
4.1	Warrant Agreement dated November 18, 1993 between the Company and Tikkun Resource Development relating to warrant issued to Tikkun Resource Development to purchase shares of common stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.2	Warrant Agreement dated November 15, 1994 between the Company and Comdisco, Inc. relating to Warrant issued to Comdisco, Inc. to purchase shares of Series B Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.3	Warrant Agreement dated August 20, 1996 between the Company and Comdisco, Inc. relating to Warrant issued to Comdisco, Inc. to purchase shares of Series D Preferred Stock (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.4	Rights Agreement dated as of August 25, 1999 between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 25, 1999 (File No. 0-22233))
10.1	Real Property Lease Agreement dated September 15, 1993 between the Company and the Port Authority of St. Paul, together with Amendment Nos. 1, 2 and 3 thereto dated February 6, 1995, May 16, 1995, June 4, 1996, respectively (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.2	Amendment No. 4 to the Real Property Lease Agreement dated September 15, 1993 between the Company and the Port Authority of St. Paul (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22233)).
10.3	Master Lease Agreement dated November 14, 1994, as amended, between the Company and Comdisco, Inc., with Exhibits (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.4*	Amended and Restated 1993 Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))

10.5*	Directors' Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.6*	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.7	Investment Agreement dated April 26, 1996 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.8	Amended and Restated Investors Rights Agreement dated January 31, 1995, together with Amendments thereto dated March 1, 1995 and April 26, 1996, respectively, between the Company and the holders of the Company's Series A and Series B Preferred Stock (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.9	Stock Purchase Agreement between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.10	Purchase Agreement between the Company, Piper Jaffray Inc., and Volpe, Welty & Company LLC (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.11	Distribution/Supply Agreement, dated September 8, 1997, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, dated July 23, 1997, as amended on January 9, 1998, June 4, 1998 and July 31, 1998 (File No. 333-31927))
10.12	License Agreement, dated January 30, 1998, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as amended on July 31, 1998 (File No. 0-22233))
10.13	Master Lease Agreement dated May 4, 1998, between the Company and Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22233))
10.14	Amendment to Distribution/Supply Agreement dated December 11, 1998 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.15	Note Purchase Agreement dated February 2, 1999, between the Company and Medtronic Asset Management, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.16	Warrant, dated February 2, 1999, to purchase shares of common stock, issued by the Company to Medtronic Asset Management, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))

10.17	Extension of Lease Commitment, dated February 12, 1999, by Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.18	Securities Purchase Agreement dated July 9, 1999, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))
10.19	Registration Rights Agreement dated July 9, 1999, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))
10.20	Third Amendment, dated March 31, 2000, to the Distribution/Supply Agreement between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-22233))
10.21	Form of Stock Purchase Agreement, dated June 27, 2000, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-22233))
10.22*	Employment and Noncompetition Agreement, dated as of November 3, 2000, between the Company and James W. Bullock (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.23*	Employment and Noncompetition Agreement, dated as of November 3, 2000, between the Company and Michael D. Dale (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.24*	Change in Control Agreement, dated November 3, 2000, between the Company and James W. Bullock (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.25*	Form of Change in Control Agreement dated November 3, 2000, between the Company and each of Graydon Beatty, Frank Callaghan, Michael Dale, and Richard Omilanowicz. (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.26	Amendment No. 5, dated August 2, 1999, to the Real Property Lease dated September 15, 1993 between the Company and the Port Authority of St. Paul (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.27	Amendment No. 6, dated January 29, 2001, to the Real Property Lease dated September 15, 1993 between the Company and Place & Plaza LLC (acquired from the Port Authority of St. Paul) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.28*	Stock Purchase and Restriction Agreement, dated January 22, 2001, by and between the Company and Michael Dale (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))

10.29	Form of Stock Purchase Agreement, dated March 22, 2001, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.30	Stock Purchase Warrant, dated March 26, 2001, between the Company and U.S. Bancorp Piper Jaffray (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
23	Consent of Ernst & Young LLP (Filed herewith)
24	Power of Attorney (incorporated by reference to Exhibit 24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
99	Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 (Filed herewith)

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