Form 10-Q/A
period 2001-03-31
ENDOCARDIAL SOLUTIONS INC
filed 2001-06-21
CIK 940659

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

5.  Segment Reporting

    Sales by geographic destination as a percentage of total sales were as follows for the three months ended March 31:

	2001	2000
Domestic	86%	58%
International:
Europe	8%	25%
Asia Pacific	2%	11%
Canada	4%	6%

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

    Revenue and Cost of Goods Sold.  Worldwide revenue for the three months ended March 31, 2001 was $4,602,166, a $1.2 million, or 37%, increase over the same period in 2000. Revenue for domestic sales increased $2.0 million, or 105%, compared to the same period in 2000. This increase in revenues can be directly attributed to a higher number of EnSite clinical workstations sold during the first quarter of 2001, compared to the same period in 2000. Additionally, with a 139% increase in the installed base of the EnSite clinical workstation since March 31, 2000 and an overall increase in EnSite catheter utilization per system per month, EnSite catheter revenues increased 128%. However, revenue for international sales, which includes sales to distributors in Europe and Asia Pacific, decreased $790,000, or 56%, over the same period in 2000. A majority of this decline related to our European distributor, Medtronic, which did not purchase any EnSite clinical workstations during the quarter and also did not increase its purchases of EnSite catheters over the previous quarter. The Company does not believe there has occurred any fundamental decline in the European market for the EnSite workstation. Rather, the Company believes that Medtronic did not devote sufficient resources during the quarter necessary to further develop the European market. The Company is discussing with Medtronic tactics for improving sales into the European market. Other revenue, which represents 1.7% and 1.1% of worldwide sales for the three month periods ending March 31, 2001 and 2000, respectively, includes revenue generated from extended service contracts, repairs and accessories sales related to the EnSite System.

    EnSite clinical workstation sales were $2.4 million for the first quarter of 2001, compared to $2.2 million for the same period in 2000. The increase is due mainly to the higher sales of the EnSite clinical workstation in the U.S. compared to last year's comparable period, or an increase of 88%. Domestic sales accounted for 88% of total EnSite clinical workstation sales for the March 31, 2001 quarter end, compared to 51% for the same period in 2000.

    EnSite catheter sales were $2.1 million for the quarter ended March 31, 2001, compared to $1.1 million for the same period in 2000, or an increase of 92%. Domestic sales accounted for 86% of total EnSite catheter sales for the March 31, 2001 quarter end, compared to 72% for the same period in 2000.

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

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

    In January 2001, the Company sold 110,000 shares of its common stock to Michael Dale, the Company's Vice President of Sales and Marketing, at a price of $3.375 per share. The Company loaned the purchase price to Mr. Dale at an interest rate of 9.5% per annum. The interest is payable in quarterly installments commencing March 15, 2001, and the principal is payable in full in January 2006. The shares are restricted and subject to a repurchase option in favor of the Company. The shares will be released from the repurchase option in equal monthly increments over a 36-month period. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. In March 2001, the Company completed the sale in a private placement of 2,449,666 shares of its common stock to accredited investors at a price of $3.00 per share, for proceeds of $7,349,000. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Pursuant to the terms of the stock purchase agreement, these shares will be registered for resale pursuant to the Securities Act of 1933. Proceeds from the sale of these shares will be used for expenses associated with current operating expenses, U.S. market expansion, clinical trials for atrial fibrillation, software and hardware product development and replenishment of the Company's cash balance following the repayment of its loan from Medtronic.

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

ENDOCARDIAL SOLUTIONS, INC.
Dated: June 21, 2001	By:	/s/ JAMES W. BULLOCK James W. Bullock President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

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