Form 10-Q
period 2001-06-30
ENDOCARDIAL SOLUTIONS INC
filed 2001-08-14
CIK 940659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2001

☐	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from ______________ to ______________.

Commission File No. 0-22233

Endocardial Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1724963
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

1350 Energy Lane Suite 110	(651) 523-6900
Saint Paul, Minnesota 55108	(Registrant’s telephone number including area code)
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

YES      ☒         NO       ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	14,809,570
(Class)	(Number of Shares Outstanding at August 3, 2001)

INDEX

Endocardial Solutions, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Balance Sheets – June 30, 2001 and December 31, 2000

Statements of Operations - Three and six months ended June 30, 2001 and June 30, 2000

Statements of Cash Flows – Three and six months ended June 30, 2001 and June 30, 2000

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Items 1 through 3 and5 have been omitted since all items are inapplicable or answers negative.

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits And Reports On Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Endocardial Solutions, Inc.

Balance Sheets

	June 30, 2001	December 31, 2000

	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$3,922,375	$7,771,540
Short-term investments	3,474,083	2,987,588
Accounts Receivable, net of reserve for doubtful accounts (2001 - $60,000; 2000 - $60,000)	2,940,164	3,522,166
Inventories	2,592,433	3,211,818
Prepaid expenses and other current assets	702,719	500,694

Total current assets	13,631,774	17,993,806

Furniture and equipment	6,753,645	6,441,554
Less accumulated depreciation	(4,187,816)	(3,631,652)

	2,565,829	2,809,902

Deposits	40,174	40,174
Patents, net of accumulated amortization (2001 - $106,168; 2000 - $102,511)	25,130	28,137
Software development costs, net of accumulated amortization (2001 - $572,372; 2000 - $308,201)	515,920	484,314
Notes receivable	371,250	-

Total assets	$17,150,077	$21,356,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,477,476	$938,866
Accrued salaries and expenses	1,647,564	1,634,346
Current portion of capital lease obligations	648,514	593,264
Current portion of long-term debt	-	7,000,000
Current portion of deferred revenue	612,916	554,374

Total current liabilities	4,386,470	10,720,850

Long-term Liabilities:
Capital lease obligations	486,848	584,252
Long-term debt	-	-
Deferred revenue	156,028	187,062

Total long-term liabilities	642,876	771,314

Stockholders' equity:
Undesignated Preferred Stock, par value $.01 per share:
Authorized shares--10,000,000	-	-
Issued and outstanding shares--none
Common Stock, $.01 par value
Authorized shares--40,000,000
Issued and outstanding shares--June 30, 2001--14,809,570; December 31, 2000--12,249,695	148,096	122,497
Additional paid-in capital	79,251,596	71,769,626
Accumulated deficit	(66,960,761)	(62,007,171)
Deferred compensation	(318,200)	(20,783)

Total stockholders' equity	12,120,731	9,864,169

Total liabilities and stockholders' equity	$17,150,077	$21,356,333

Note:	The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Endocardial Solutions, Inc.

Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Revenue	$5,577,704	$3,737,131	$10,179,870	$7,097,189

Cost of goods sold	2,223,112	1,929,316	4,301,171	3,804,991

Gross profit	3,354,592	1,807,815	5,878,699	3,292,198

Operating expenses:
Research and development	1,456,515	1,165,236	2,469,842	2,227,645
General and administrative	602,961	533,924	1,193,406	1,067,443
Sales and marketing	3,826,037	3,147,878	7,239,933	5,501,670

Operating loss	(2,530,921)	(3,039,223)	(5,024,482)	(5,504,560)

Other income (expense):
Interest income	90,970	76,505	175,413	202,043
Interest expense	(22,528)	(174,743)	(104,521)	(337,358)

	68,442	(98,238)	70,892	(135,315)

Net loss for the period	$(2,462,479)	$(3,137,461)	$(4,953,590)	$(5,639,875)

Net loss per share - basic and diluted	$(0.17)	$(0.31)	$(0.36)	$(0.55)

Weighted average shares outstanding	14,809,361	10,201,284	13,637,960	10,193,233

See accompanying notes.

Endocardial Solutions, Inc.

Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Operating activities
Net loss	$(2,462,479)	$(3,137,461)	$(4,953,590)	$(5,639,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402,762	367,862	846,196	610,317
Amortization of deferred compensation	15,357	2,227	17,584	4,454
Loss on disposal of equipment	6,344	1,394	6,344	1,394
Changes in operating assets and liabilities:
Accounts Receivable	329,526	(1,707,873)	582,002	(1,169,516)
Inventory	125,150	(373,205)	619,385	(635,843)
Prepaid expenses and other assets	(84,255)	494,868	(573,277)	111,606
Accounts payable	464,308	(72,727)	538,611	(129,542)
Accrued salaries and expenses	564,364	248,807	13,216	(227,692)
Deferred revenue	42,717	24,404	27,508	127,915

Net cash used in operating activities	(596,206)	(4,151,704)	(2,876,021)	(6,946,782)

Investing activities
Purchases of short-term investments	(44,623)	19,475	(2,938,752)	(1,016,444)
Maturities of short-term investments	52,258	2,555,000	2,452,258	4,055,000
Purchases of furniture and equipment	96,224	(430,092)	(67,363)	(652,167)
Patent expenditures	-	(7,320)	(650)	(7,320)
Software development costs	-	(210,678)	(295,777)	(493,967)
Proceeds from sale of equipment	-	2,200	-	2,200

Net cash used in investing activities	103,859	1,928,585	(850,284)	1,887,302

Financing activities
Proceeds from notes payable	-	-	-	3,500,000
Principal payments on notes payable and capital lease obligations	(159,505)	(193,663)	(7,315,430)	(354,115)
Proceeds from issuance of common stock	(84,546)	11,915,851	7,192,570	11,915,851

Net cash provided by (used in) financing activities	(244,051)	11,722,188	(122,860)	15,061,736

Increase (decrease) in cash and cash equivalents	(736,398)	9,499,069	(3,849,165)	10,002,256
Cash and cash equivalents at beginning of period	4,658,773	2,274,167	7,771,540	1,770,980

Cash and cash equivalents at end of period	$3,922,375	$11,773,236	$3,922,375	$11,773,236

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment and inventory through capital lease obligations	$273,275	$-	$273,275	$-

See accompanying notes.

Endocardial Solutions, Inc.

Notes to Financial Statements
(Unaudited)

1.          Basis of Presentation

             The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2000, contained in the Company’s Form 10-K/A.

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

5.          Segment Reporting

             Sales by geographic destination as a percentage of total sales were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000

Domestic	85%	75%	85%	67%
International:
Europe	8%	24%	8%	24%
Asia Pacific	5%	1%	4%	6%
Canada	2%	0%	3%	3%

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Endocardial Solutions Inc. (the “Company”), was incorporated in May 1992.  The Company develops, manufactures and markets the EnSite 3000® clinical workstation and EnSite® catheter (together, the “EnSite System”) for use by electrophysiologists in diagnosing and mapping abnormal heart rhythms known as tachycardias.  During the second quarter of 1999, we received approval from the U.S. Food and Drug Administration to market the EnSite System in the U.S. for use in the right atrium of the heart.  The EnSite System is also available to electrophysiologists in Europe for use in the right atrium and left ventricle of the heart.

Results of Operations

General.  Net losses were $2,462,479, or $.17 per share, for the three months ended June 30, 2001, as compared to $3,137,461, or $.31 per share, for the same period in 2000.  For the six months ended June 30, 2001, net losses were $4,953,590, or $.36 per share, as compared to $5,639,875, or $.55 per share, for the same period in 2000.  The Company expects losses to continue at least through third quarter of 2002.  The projected losses were extended by two quarters with the announced termination of the distribution agreement the Company had with Medtronic in Europe and Japan.   The Company plans on building its own sales organization in Europe and has entered into an agreement with a new distributor in Japan to promote future revenue growth.  The Company is in a period of growth in sales and marketing expenses related to product introduction, including increases in personnel costs.

Revenue and Cost of Goods Sold.  Worldwide revenue for the three months ended June 30, 2001 was $5.6 million, a $1.8 million, or 49%, increase over the same period in 2000.  For the six months ended June 30, 2001, worldwide revenue was $10.2 million, a $3.1 million, or 43%, increase over the same period in 2000.  Revenue for domestic sales increased $1.9 million, or 69%, for the three months ended June 30, 2001, compared to the same period in 2000.  For the six months ended June 30, 2001, domestic sales increased $4.0 million, or 83%, over the same period in 2000.  This increase in revenues can be directly attributed to a higher number of EnSite clinical workstations sold during the first six months of 2001, compared to the same period in 2000.  Additionally, with a 109% increase in the installed base of the EnSite clinical workstation since June 30, 2000 and an overall increase in EnSite catheter utilization per system per month, EnSite catheter revenues increased 102% for the six months ended June 30, 2001, compared to the same period in 2000.  However, revenue for international sales, which includes sales to distributors in Europe and Asia Pacific, for the three months ended June 30, 2001, decreased $80,000, or 9%, over the same period in 2000.  For the six months ended June 30, 2001, international sales decreased $870,000, or 37%, over the same period in 2000.  A majority of this decline related to our European distributor, Medtronic, which did not purchase any EnSite clinical workstations during the quarter and also did not increase its purchases of EnSite catheters over the previous quarter.  The Company does not believe there has occurred any fundamental decline in the European market for the EnSite workstation.  Rather, the Company believes that Medtronic did not devote sufficient resources during the quarter necessary to further develop the European market.  With the termination of the distribution agreement with Medtronic in Europe, the Company believes by selling direct to the end-users it will improve sales in the European market. Other revenue, which represents 6.3% and 5.7% of worldwide sales for the three month periods ending June 30, 2001 and 2000, respectively, includes revenue generated from extended service contracts, repairs and accessories sales related to the EnSite System.  For the six months ended June 30, 2001, other revenue represents 6.2% and 5.7% of worldwide sales.

EnSite clinical workstation sales were $2.8 million for the three months ended June 30, 2001, compared to $2.2 million for the same period in 2000.  For the six months ended June 30, 2001, EnSite clinical workstation sales were $5.2 million, compared to $4.4 million for the same period in 2000.  The increase is due mainly to the higher sales of the EnSite clinical workstation in U.S. and Canada.  Domestic sales accounted for 88% of total EnSite clinical workstation sales for the June 2001 quarter end, compared to 74% for the same period in 2000.  For the six months ended June 30, 2001, domestic sales accounted for 88% of total EnSite clinical workstation sales, compared to 62% for the same period in 2000.

EnSite catheter sales were $2.6 million for the quarter ended June 2001, compared to $1.5 million for the same period in 2000, or an increase of 71%.  For the six months ended June 30, 2001, EnSite catheter sales were $4.8 million, compared to $2.6 million for the same period in 2000.  Domestic sales accounted for 84% of total EnSite catheter sales for the June 30, 2001 quarter end, compared to 77% for the same period in 2000.  For the six months ended June 30, 2001, domestic sales accounted for 84% of total EnSite catheter sales, compared to 75% for the same period in 2000.

Cost of goods sold including unabsorbed manufacturing expenses was $2.2 million and $1.9 million for the quarters ended June 30, 2001 and 2000, respectively.  For the six months ended June 30, 2001 cost of goods sold was $4.3 million, compared to $3.8 million for the same period in 2000.  With the market release of the Company’s Clarity software starting in June 2000, capitalized software development costs are being amortized through cost of goods sold over the expected 18-month product life cycle.

The gross profit margin was 60.1% for the three months ended June 30, 2001, compared with 48.4% during the same period in 2000.  For the six months ended June 30, 2001, gross profit margin was 57.8%, compared to 46.4% for the same period in 2000.  The increase in margins is mainly attributed to the growth in domestic sales of $1.9 and $4.0 million, or 69% and 83%, over the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000.  Additionally, because the Company’s margins on its domestic sales are substantially higher than those of its international sales, the Company saw more favorable results in margins with 85% of the revenue, during the three months ended June 30, 2001, occurring from domestic sales, compared to 75% from the same period in 2000.  For the six months ended June 30, 2001, domestic sales accounted for 85% of worldwide revenues, compared to 67% for the same period in 2000.

Research and Development Expenses.  Research and development expenses include compensation and benefit costs within the clinical, software, hardware, catheter and applied research departments as well as costs associated with regulatory expenses.  Research and development expenses were $1.5 million for the three month period ended June 30, 2001, compared to $1.2 million during the same period in 2000, an increase of $291,000.  For the six months ended June 30, 2001, research and development expenses were $2.5 million, compared to $2.2 million for the same period in 2000, an increase of $242,000.  The Company believes research and development expenditures will increase for the remainder of 2001 with the start of the Company’s left atrium study and the reduction of capitalization of software development costs, which stopped at the end of March 2001.

General and Administrative Expenses.  General and administrative expenses were $603,000 and $532,000 for the three months ended June 30, 2001 and 2000, respectively, an increase of $71,000.  For the six months ended June 30, 2001, general and administrative expenses were $1.2 million, compared to $1.1 million for the same period in 2000, an increase of $105,000.  The increase is due primarily to an increase in professional services expense.

Sales and Marketing Expenses.  Sales and marketing expenses were $3.8 million during the three months ended June 30, 2001, and $3.1 million during the same period in 2000, an increase of  $678,000.  For the six months ended June 30, 2001, sales and marketing expenses were $7.2 million, compared to $5.5 million for the same period in 2000, an increase of $1.7 million.  The increase is primarily attributable to increases in personnel and costs associated with building and training of the U.S. sales and clinical engineering team.  As the Company continues to penetrate the U.S. market, increases in sales and marketing expenses are expected in the next quarter, as it adds additional headcount in both its selling and field clinical engineering areas.  Additionally, the Company expects, in the next three to nine months, increased sales and marketing expenses related to the building of the sales organization in Europe.

Interest Income and Expense.  Interest income was $91,000 and $77,000 for the three months ended June 30, 2001 and 2000, respectively.  For the six months ended June 30, 2001, interest income was $175,000, compared to $202,000 for the same period in 2000.  The increase for the three months ended June 30, 2001 was due to higher average cash and cash equivalent balances, while the decrease for the six months ended June 30, 2001, was due to lower average cash and cash equivalent balances.  Interest expense was $23,000 and $175,000 for the three months ended June 30, 2001 and 2000, respectively.  For the six months ended June 30, 2001, interest expense was $105,000, compared to $337,000 for the same period in 2000.  The decrease is related to the repayment of the Medtronic loan during February 2001.

Liquidity and Capital Resources.

The Company’s operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $79.4 million.  As of June 30, 2001 and December 31, 2000, the Company had cash, cash equivalents and short-term investments of $7.4 and $10.8 million, respectively.

For the three months ended June 30, 2001, the Company used cash of $596,000 for operations, compared to $4.2 million for the same period in 2000.  For the six months ended June 30, 2001, cash used to support operations was $2.9 million, compared to $6.9 million for the same period in 2000.  The Company saw a decline in its accounts receivable balances of $330,000 from March 31, 2001, even though it had an increase in sales over last quarter of 21%.  Cash collections for the three months ended March 31, 2001 were approximately $6.0 million, contributing to the decline of accounts receivable from the March 31, 2001 balance.  Inventory balances fell $125,000 since March 31, 2001.  The Company has more efficiently managed the levels of its raw material, work-in-process, and finished goods inventories over the last nine to twelve months.  The Company believes inventory balances will grow slightly over the remaining six months of 2001 due to increases in production as revenues are expected to increase during this time period.  Accounts payable increased $464,000 since March 31, 2001.  The Company expects accounts payable to grow slightly over the remaining two quarters of 2001 as operating and production expenses increase to support revenue growth.  Accrued salaries and related expenses increased $564,000 since March 31, 2001.  A majority of this increase is attributed to accrued 2001 annual performance compensation.  The Company expects this accrual balance to increase over the remaining six months of 2001, as it continues to accrue the 2001 annual performance compensation for payment in the first quarter 2002.  Purchases of short-term investments were $44,600 and $2.9 million for the three and six months ended June 30, 2001.    The Company’s current investment portfolio will mature over a six-month period, resulting in increased activity in the purchasing and maturing of investments.

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

In June 2000, the Company received proceeds of $12,687,500 from a private placement of 2,030,000 shares of its common stock to accredited investors.  The placement was priced at $6.25 per share.  In July 2000, these shares were registered under the Securities Act of 1933 on behalf of the investors.

In March 2001, the Company received proceeds of $7,347,000 from a private placement of 2,449,666 shares of its common stock to accredited investors.  The placement was priced at $3.00 per share.  In June 2001, these shares were registered under the Securities Act of 1933 on behalf of the investors.

In June 2001, the Company announced a $3.5 million credit facility agreement with Silicon Valley Bank.  $1.5 million is related to a capital lease line, from which the Company had drawn $273,000 as of the end of June 2001.  Re-payment of the loan occurs over a 33 month term, based upon quarterly draw schedules over the next year.  The remaining $2.0 million of the $3.5 million credit facility is a revolving line of credit.   As of the end of June 2001, the Company had no outstanding obligations associated with this revolving line of credit.

The Company believes that its existing cash, cash equivalents, short-term investments and bank financing will be sufficient to fund the operations of the Company through first quarter 2002.  The Company’s future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company’s products, the results of clinical trials and competition, the extent to which the Company’s EnSite System gains market acceptance, the costs and timing of expansion of sales, marketing and manufacturing activities and the ability of the Company to obtain bank financing.

Cautionary Statement

Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases “believes,” “anticipates,” “expects,” ”intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements.  These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, the following:  risks associated with the successful development and commercialization of a new technology;  continued clinical testing experience; uncertainty of obtaining Food and Drug Administration and international regulatory clearances; uncertainty of availability of treatments employing the Company’s EnSite system ; uncertainty of market acceptance of the EnSite System; training requirements for electrophysiologists; the uncertainty of the ability to diagnose and treat atrial fibrillation; the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the Company’s dependence on patents and proprietary technology; risks associated with the Company’s limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System.  These factors are discussed in the cautionary statements included in Exhibit 99 to our Form 10-K/A for the year ended December 31, 2000.  Other forward looking statements are found in the Company’s disclosures about market risk.  The Company cautions investors and others to review the statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Exhibit 99 and in the Company’s other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company’s business and results of operations.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

The Company had approximately $7.4 million of cash and investments as of June 30, 2001.  Substantially all of the investments were U.S. government or investment grade, fixed income securities from domestic issuers.  Because of the credit risk criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk.  The Company does not use derivative financial instruments to manage interest rate risk or to speculate on futures changes in interest rates.  A rise in interest rates could negatively affect the fair value of the Company’s investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company’s investments, management believes that such an increase in interest rates would not have a material impact on the Company’s future earnings or cash flows.  Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies.  Therefore, management does not believe that Company is exposed to any material foreign currency exchange rate risk.

Part II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s stockholders was held on May 15, 2001.  At the meeting, stockholders voted on the reelection of two directors for terms expiring at the Annual Meeting of the Company in 2004.  Each of the directors was reelected by a vote as follows:  Graydon E. Beatty received 9,403,786 votes “For” and 980,957 votes were “Withheld”; James W. Bullock received 9,433,854 votes “For” and 950,889 votes were “Withheld”.   The Company’s 1993 Long Term Incentive and Stock Option Plan was amended to increase the number of shares authorized for issuance under the Plan by 750,000 with 6,324,462 votes in favor, 645,690 votes against, 18,091 abstentions and 3,396,500 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits

Exhibit	Description

10.1	1993 Long Term Incentive and Stock Option Plan (as amended May 15, 2001)

10.2	Fourth Amendment to the Distribution/Supply Agreement dated September 4, 1997 between the Company and Medtronic, Inc.

10.3	Loan and Security Agreement dated June 28, 2001, between the Company and Silicon Valley Bank

10.4	Warrant to Purchase Stock, dated June 28, 2001, issued by the Company to Silicon Valley Bank

             b)          Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endocardial Solutions, Inc.

Dated:	August 14, 2001	By: /S/ James W. Bullock
James W. Bullock
President and Chief Executive Officer
(Principal Executive, Financial and
Accounting Officer)