Form 10-Q
period 2001-09-30
ENDOCARDIAL SOLUTIONS INC
filed 2001-11-14
CIK 940659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

☐	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.

Commission File No. 0-22233

Endocardial Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1724963
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

1350 Energy Lane Suite 110 Saint Paul, Minnesota 55108	(651) 523-6900
(Address of principal executive offices	(Registrant’s telephone number
and zip code)	including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒

NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	14,811,674
(Class)	(Number of Shares Outstanding at November 2, 2001)

INDEX

Endocardial Solutions, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Endocardial Solutions, Inc.

Balance Sheets

	September 30,	December 31,
	2001	2000
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$4,496,776	$7,771,540
Short-term investments	-	2,987,588
Accounts Receivable, net of reserve for doubtful accounts (2001 - $60,000; 2000 - $60,000)	4,020,729	3,522,166
Inventories	2,631,539	3,211,818
Prepaid expenses and other current assets	573,995	500,694
Total current assets	11,723,039	17,993,806

Furniture and equipment	7,047,119	6,441,554
Less accumulated depreciation	(4,458,310)	(3,631,652)
	2,588,809	2,809,902

Deposits	50,661	40,174
Patents, net of accumulated amortization (2001 - $108,964; 2000 - $102,511)	22,334	28,137
Software development costs, net of accumulated amortization (2001 - $704,458; 2000 - $308,201)	383,834	484,314
Total assets	$14,768,677	$21,356,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,470,934	$938,866
Accrued salaries and expenses	1,662,765	1,634,346
Current portion of capital lease obligations	695,034	593,264
Current portion of long-term debt	-	7,000,000
Current portion of deferred revenue	611,127	554,374
Total current liabilities	4,439,860	10,720,850

Long-term Liabilities:
Capital lease obligations	379,303	584,252
Long-term debt	-	-
Deferred revenue	208,487	187,062
Total long-term liabilities	587,790	771,314

Stockholders' equity:
Undesignated Preferred Stock, par value $.01 per share:
Authorized shares--10,000,000
Issued and outstanding shares--none	-	-
Common Stock, $.01 par value
Authorized shares--40,000,000
Issued and outstanding shares--September 30, 2001--14,811,674; December 31, 2000--12,249,695	148,117	122,497
Additional paid-in capital	79,214,769	71,769,626
Less notes receivable from officer	(371,250)	-
Accumulated deficit	(68,954,324)	(62,007,171)
Deferred compensation	(296,285)	(20,783)
Total stockholders' equity	9,741,027	9,864,169
Total liabilities and stockholders' equity	$14,768,677	$21,356,333

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

 See accompanying notes

Endocardial Solutions, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Revenue	$5,817,633	$3,097,137	$15,997,504	$10,194,326

Cost of goods sold	2,287,088	1,524,536	6,588,261	5,329,527
Gross profit	3,530,545	1,572,601	9,409,243	4,864,799

Operating expenses:
Research and development	1,446,492	1,203,583	3,916,334	3,431,228
General and administrative	556,996	547,380	1,750,402	1,614,823
Sales and marketing	3,551,849	2,651,396	10,791,782	8,153,066
Operating loss	(2,024,792)	(2,829,758)	(7,049,275)	(8,334,318)

Other income (expense):
Interest income	56,275	209,150	231,689	411,193
Interest expense	(25,046)	(170,428)	(129,567)	(507,786)
	31,229	38,722	102,122	(96,593)

Net loss for the period	$(1,993,563)	$(2,791,036)	$(6,947,153)	$(8,430,911)

Net loss per share - basic and diluted	$(0.13)	$(0.23)	$(0.50)	$(0.78)

Weighted average shares outstanding	14,810,271	12,223,496	14,028,730	10,870,003

See accompanying notes.

Endocardial Solutions, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
Operating activities
Net loss	$(1,993,563)	$(2,791,036)	$(6,947,153)	$(8,430,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	405,375	444,017	1,251,571	1,054,334
Amortization of deferred compensation	21,914	10,039	39,498	14,492
Loss on disposal of equipment	-	-	6,344	1,394
Changes in operating assets and liabilities:
Accounts Receivable	(1,080,565)	1,947,834	(498,563)	778,318
Inventory	(39,106)	(463,258)	580,279	(1,099,101)
Prepaid expenses and other assets	118,239	4,107	(83,787)	115,714
Accounts payable	(6,542)	(453,170)	532,068	(469,103)
Accrued salaries and expenses	15,203	120,318	28,419	(220,984)
Deferred revenue	50,670	(72,444)	78,178	55,471
Net cash used in operating activities	(2,508,375)	(1,253,593)	(5,013,146)	(8,200,376)

Investing activities
Purchases of short-term investments	-	(1,404,622)	(2,938,753)	(2,421,065)
Maturities of short-term investments	3,474,082	-	5,926,341	4,055,000
Purchases of furniture and equipment	(214,346)	(175,892)	(281,709)	(828,059)
Patent expenditures	-	(6,246)	(650)	(13,566)
Software development costs	-	-	(295,777)	(493,967)
Proceeds from sale of equipment	-	-	-	2,200
Net cash used in investing activities	3,259,736	(1,586,760)	2,409,452	300,543

Financing activities
Proceeds from notes payable	-	-	-	3,500,000
Principal payments on notes payable and capital lease obligations	(140,154)	(167,904)	(7,455,584)	(522,019)
Proceeds from issuance of common stock	(36,806)	(15,937)	7,155,764	11,899,914
Notes receivable from officer	-	-	(371,250)	-
Net cash provided by (used in) financing activities	(176,960)	(183,841)	(671,070)	14,877,895
Increase (decrease) in cash and cash equivalents	574,401	(3,024,194)	(3,274,764)	6,978,062
Cash and cash equivalents at beginning of period	3,922,375	11,773,236	7,771,540	1,770,980
Cash and cash equivalents at end of period	$4,496,776	$8,749,042	$4,496,776	$8,749,042

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment and inventory through capital lease obligations	$79,128	$61,128	$352,403	$61,128

See accompanying notes.

Endocardial Solutions, Inc.

Notes to Financial Statements

(Unaudited)

1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2000, contained in the Company’s Form 10-K/A.

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

5.     Segment Reporting

Sales by geographic destination as a percentage of total sales were as follows for the three and nine  months ended September 30, 2001:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000

Domestic	73%	79%	81%	71%
International:
Europe	14%	12%	9%	20%
Asia Pacific	11%	8%	7%	7%
Canada	2%	1%	3%	2%

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

Results of Operations

General.  Net losses were  $1,993,563 or $.13 per share, for the three months ended September 30, 2001, as compared to $2,791,036 or $.23 per share, for the same period in 2000.  For the nine months ended September 30, 2001, net losses were $6,947,153 or $.50 per share, and compares to $8,430,911 or $.78 per share, for the same period in 2000.  The Company expects losses to continue through the first half of 2002.   The Company is in the process of building its own sales organization in Europe and has made an agreement with a new distributor in Japan to promote future revenue growth.  The Company is in a period of growth in sales and marketing expenses related to introduction, including increases in personnel costs.

Revenue and Cost of Goods Sold.  Worldwide revenue for the three months ended September 30, 2001 was $5.8 million, a $2.7 million, or 88%, increase over the same period in 2000.  For the nine months ended September 30, 2001, worldwide revenue was $16.0 million, a $5.8 million, or 57%, increase over the same period in 2000.

Revenue for domestic sales increased $1.8 million, or 73%, for the three months ended September 30, 2001, compared to the same period in 2000.  For the nine months ended September 30, 2001, domestic sales increased $5.8 million, or 80%, over the same period in 2000.  This increase in revenues can be directly attributed to a higher number of EnSite clinical workstations sold during the first nine months of 2001, compared to the same period in 2000.  Additionally, with a 100% increase in the installed base of the EnSite clinical workstation since September 30, 2000 and an overall increase in EnSite catheter utilization per system per month, EnSite catheter revenues increased 103%.

Revenue for international sales, which includes sales to distributors in Europe and Asia Pacific, for the three months ended September 30, 2001, increased $925,000, or 144%, over the same period in 2000.  For the nine months ended September 30, 2001, international sales increased $53,000, or 2%, over the same period in 2000.  A majority of the increase in revenue for the quarter is related to the Company’s initial sales in Japan.  The end of third quarter 2001 also saw the start of the transition period related to the termination of the distribution agreement with Medtronic in Europe.  The Company believes that selling directly to the end-user will improve sales in the European market.

Other revenue, which represents 5.3% and 8.6% of worldwide sales for the three month periods ending September 30, 2001 and 2000, respectively, includes revenue generated from extended service contracts, repairs and accessories sales related to the EnSite System.  For the nine months ended September 30, 2001 and 2000, other revenue represents 5.9% and 6.6% of worldwide sales.

EnSite clinical workstation sales were $2.9 million for the three months ended September 30, 2001, compared to $1.6 million for the same period in 2000.  For the nine months ended September 30, 2001, EnSite clinical workstation sales were $8.1 million, compared to $6.0 million for the same period in 2000.  The increase is due mainly to the higher sales of the EnSite clinical workstation in U.S. and Canada.  Domestic sales accounted for 68% of total EnSite clinical workstation sales for the September 30, 2001 quarter end, compared to 82% for the same period in 2000.  For the nine months ended September 30, 2001, domestic sales accounted for 81% of total EnSite clinical workstation sales, compared to 68% for the same period in 2000.

EnSite catheter sales were $2.8 million for the quarter ended September 30, 2001, compared to $1.4 million for the same period in 2000, or an increase of 100%.  For the nine months ended September 30, 2001, EnSite catheter sales were $7.6 million, compared to $4.1 million for the same period in 2000.  Domestic sales accounted for 78% of total EnSite catheter sales for the September 30, 2001 quarter end, compared to 77% for the same period in 2000.  For the nine months ended September 30, 2001, domestic sales accounted for 82% of total EnSite catheter sales, compared to 76% for the same period in 2000.

Cost of goods sold including unabsorbed manufacturing expenses was $2.3 million and $1.5 million for the quarters ended September 30, 2001 and 2000, respectively.  For the nine months ended September 30, 2001 cost of goods sold was $6.6 million, compared to $5.3 million for the same period in 2000.  With the market release of the Company’s Clarity software starting in June 2000, capitalized software development costs are being amortized through cost of goods sold over the expected 18-month product life cycle.

The gross profit margin was 60.7% for the three months ended September 30, 2001, compared with 50.8% during the same period in 2000.  For the nine months ended September 30, 2001, gross profit margin was 58.8%, compared to 47.7% for the same period in 2000.  The increase in margins is mainly attributed to the growth in domestic sales of $1.8 and $5.8 million, or 73% and 80%, over the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000.  Additionally, because the Company’s margins on its domestic sales are substantially higher then those of its international sales, the Company saw a more favorable result in margins.  For the three months ended September 30, 2001, domestic sales accounted for 73%  of worldwide revenues, compared to 79% from the same period in 2000.  For the nine months ended September 30, 2001, domestic sales accounted for 81% of worldwide revenues, compared to 71% for the same period in 2000.

Research and Development Expenses.  Research and development expenses include compensation and benefit costs within the clinical, software, hardware, catheter and applied research departments as well as costs associated with regulatory expenses.  Research and development expenses were $1.4 million for the three month period ended September 30, 2001, compared to $1.2 million during the same period in 2000, an increase of $243,000.  For the nine months ended September 30, 2001, research and development expenses were $3.9 million, compared to $3.4 million for the same period in 2000, an increase of $485,000.  The increase in expense for both the three and nine month periods is attributed to the higher capitalization of software developments in 2000 compared to 2001.  The Company believes research and development expenditures will remain steady at $1.4 to $1.5 million, per quarter, the next five quarters.

General and Administrative Expenses.  General and administrative expenses were $557,000 and $547,000 for the three months ended September 30, 2001 and 2000, respectively, an increase of $10,000.  For the nine months ended September 30, 2001, general and administrative expenses were $1.8 million, compared to $1.6 million for the same period in 2000, an increase of $136,000.  The increase is due primarily to an increase in professional services expense.  The Company believes general and administrative expenditures will remain steady at $600,000, per quarter, the next five quarters.

Sales and Marketing Expenses.  Sales and marketing expenses were $3.6 million during the three months ended September 30, 2001, and $2.7 million during the same period in 2000, an increase of  $900,000.  For the nine months ended September 30, 2001, sales and marketing expenses were $10.8 million, compared to $8.2 million for the same period in 2000, an increase of $2.6 million.  The increase is primarily attributable to increases in personnel and costs associated with building and training of the U.S. sales and clinical engineering team.  As the Company continues to penetrate the U.S. market, increases in sales and marketing expenses are expected in the next quarter, as it adds additional headcount in both its selling and field clinical engineering areas.  The Company believes sales and marketing expenditures will range from $4.0 to $4.2 million, per quarter, the next five quarters.

Interest Income and Expense.  Interest income was $56,000 and $209,000 for the three months ended September 30, 2001 and 2000, respectively.  For the nine months ended September 30, 2001, interest income was $232,000, compared to $411,000 for the same period in 2000.  The decrease for the three and nine months ended September 30, 2001 was due to lower average cash and cash equivalent balances.  Interest expense was $25,000 and $170,000 for the three months ended September 30, 2001 and 2000, respectively.  For the nine months ended September 30, 2001, interest expense was $130,000, compared to $508,000 for the same period in 2000.  The decrease is related to the repayment of the Medtronic loan during February 2001.

Liquidity and Capital Resources.

The Company’s operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $79.2 million.  As of September 30, 2001 and December 31, 2000, the Company had cash, cash equivalents and short-term investments of $4.5 and $10.8 million, respectively.

For the three months ended September 30, 2001, the Company used cash of $2.5 million for operations, compared to $1.3 million for the same period in 2000.  For the nine months ended September 30, 2001, cash used to support operations was $5.4 million, compared to $8.2 million for the same period in 2000.  The Company saw an increase in its accounts receivable balances of $1.1 million from June 30, 2001.  This increase was mainly due to the booking of 45% of the quarters’ revenues the last two weeks of September.  Additionally, cash collected during the three months ended September 30, 2001 was $4.8 million, or $1.2 million less than the cash collected during the three months ended June 30, 2001.  Inventory balances increased $39,000 since June 30, 2001.  The Company has more efficiently managed the levels of its raw material, work-in-process and finished goods inventories over the last twelve months.  The Company believes inventory balances will remain steady during the fourth quarter of 2001, and increase slightly during 2002 as production levels increase to keep pace with expected revenue growth during this period.  Accounts payable decreased $7,000 since June 30, 2001.  The Company expects accounts payable will remain steady during the fourth quarter of 2001, and increase slightly during 2002 as operating and production expenses increase to support revenue growth.  Accrued salaries and related expenses increased $15,000 since June 30, 2001.  The Company expects this accrual balance to increase during the fourth quarter of 2001, as it continues to accrue the 2001 annual performance compensation for payment in the first quarter 2002.  Purchases of short-term investments were $0 and $2.9 million for the three and nine months ended September 30, 2001.  Due to the Company’s current liquidity position, all of its investment holdings are in a money market fund.

In January 1999, the Company announced a financing agreement with Medtronic, Inc.  Under the agreement, the Company received $7 million from Medtronic Asset Management, which was repayable in 2001 or, if earlier, at the close of a significant round of debt or equity financing.  The Company received $3.5 million of the debt financing in February 1999 and the remaining $3.5 million in January 2000.  The $7 million was repaid to Medtronic Asset Management in February 2001.

In June 2000, the Company received proceeds of $12,687,500 from a private placement of 2,030,000 shares of its common stock to accredited investors.  The placement was priced at $6.25 per share.  In July 2000, these shares were registered pursuant to the Securities Act of 1933.

In March 2001, the Company received proceeds of $7,347,000 from a private placement of 2,449,666 shares of its common stock to accredited investors.  The placement was priced at $3.00 per share.  In June 2001, these shares were registered pursuant to the Securities Act of 1993.

In June 2001, the Company announced a $3.5 million credit facility agreement with Silicon Valley Bank, consisting of a $1.5 million capital lease line and a $2 million revolving line of credit. As of September 30, 2001 the Company has drawn $352,000 on the capital lease line and has no amount outstanding on the revolving line of credit.

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

Cautionary Statement

Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases “believes,” “anticipates,” “expects,” ”intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements.  These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, the following:  risks associated with the successful development and commercialization of a new technology;  continued clinical testing experience; uncertainty of obtaining Food and Drug Administration and international regulatory clearances; uncertainty of availability of treatments employing the Company’s EnSite system; uncertainty of market acceptance of the EnSite System; training requirements for electrophysiologists; the uncertainty of the ability to diagnose and treat atrial fibrillation; the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the Company’s dependence on patents and proprietary technology; risks associated with the Company’s limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System.  These factors are discussed in the cautionary statements included in Exhibit 99 to our Form 10-K/A for the year ended December 31, 2000.  Other forward looking statements are found in the Company’s disclosures about market risk.  The Company cautions investors and others to review the statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Exhibit 99 and in the Company’s other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company’s business and results of operations.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

The Company had approximately $4.5 million of cash and investments as of September 30, 2001.  Substantially all of the investments were U.S. government or investment grade, fixed income securities from domestic issuers.  Because of the credit risk criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk.  The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.  A rise in interest rates could negatively affect the fair value of the Company’s investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company’s investments, management believes that such an increase in interest rates would not have a material impact on the Company’s future earnings or cash flows.  Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies.  Therefore, management does believe that Company is exposed to any material foreign currency exchange rate risk.

Part II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description

10.1	Real Property Lease dated August 13, 2001 between the Company and Place & Plaza LLC.

(b)	Reports on form 8-K

                A report on form 8-K was filed by the Company on July 25, 2001; such report contained information disclosed pursuant to Regulation FD under Item 9 and included as an exhibit a press release issued by the Company regarding foreign distribution arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endocardial Solutions, Inc.

Dated:	November 14, 2001	By: /S/ James W. Bullock
James W. Bullock
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)