Form 10-K
period 2001-12-31
ENDOCARDIAL SOLUTIONS INC
filed 2002-03-29
CIK 940659

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, par value $.01 per share
Preferred Share Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of common stock, par value $.01 per share, held by non-affiliates of the registrant as of March 21, 2002 was approximately $116,891,864 (based on the last sale price of such stock as quoted on the Nasdaq National Market ($7.04) on such date).

        As of March 21, 2002, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 16,603,958.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders to be held on May 14, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K (the "Form 10-K Report").

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

        In 1998, ESI received the necessary approval to market the EnSite System in the European Community for use in the right atrium and left ventricle of the heart. Distribution of the EnSite System in Europe began in the second quarter of 1998. In 1999, ESI received clearance from the U.S. Food and Drug Administration (the "FDA") to market the EnSite System in the U.S. for diagnosis of complex arrhythmias in the right atrium of the heart, and the Company continues to work with the FDA for the purpose of extending their marketing approval to the other chambers of the heart. ESI received general approval to market the EnSite System for cardiac mapping in Australia, Korea, Thailand, Malaysia and Hong Kong in 2000, and in China and Taiwan in 2001. An exclusive distribution arrangement with Nihon Kohden, one of Japan's leading manufacturers, developers and distributors of medical electronic products, was established in 2001, and distribution will commence pending regulatory approval.

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

  The Company will also continue to demonstrate the clinical efficacy of the EnSite System through the publication of the results of its post-market studies and at various scientific conferences, including those sponsored by the North American Society of Pacing and Electrophysiology, the American Heart Association, and the American College of Cardiology. The Company has over 180 abstracts and 35 peer-reviewed articles that have been published in various scientific journals.

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

  Medical research has shown that atrial fibrillation, the most common form of sustained arrhythmia, although possible to originate in the right atrium, most often originates in the left atrium. In January 2001, the Company received FDA approval for the use of its EnSite System in the left atrium in a multi-center clinical study for diagnosing arrhythmias including atrial fibrillation. The Company began this study in the second quarter of 2001.

        The Company intends to continue to focus on the ability of its technology to provide improved speed, increased accuracy and cost-effectiveness in mapping other arrhythmias. This improved mapping power should benefit electrophysiologists in performing diagnostic procedures and prescribing treatments for an expanded patient population. In January 1998, the Company signed a license agreement with Medtronic, Inc. which gives the Company co-exclusive use of 3D intracardiac location technology for its EnSite System. Integration of the technology with the EnSite System is still under review, but the Company believes it will improve intracardiac catheter positioning while significantly reducing the use of harmful radiation. In October 2001, the Company received FDA clearance for the Company's release of its Precision™ software, an upgraded version of the software used in the EnSite System that provides more realistic heart chamber geometry and new catheter positioning techniques designed to improve orientation, speed up procedure times and reduce the use of fluoroscopy.

        In the first quarter of 1999, the Company announced a financing agreement with Medtronic, Inc. Under the agreement, the Company received $7 million from Medtronic Asset Management. This loan was repaid in February 2001. In July 1999, the Company received proceeds of $10,000,000 in a private placement of 1,111,111 shares of its common stock to accredited investors. In June 2000, the Company received proceeds of $12,687,500 in a private placement of 2,030,000 shares of its common stock to accredited investors. In March 2001, the Company received proceeds of $7,349,000 in a private placement of 2,449,666 shares of its common stock to accredited investors. In February 2002, the Company received proceeds of $10,000,000 in a private placement of 1,666,667 shares of its common stock to accredited investors. Proceeds from this most recent sale of shares are being used for general working capital including expenses associated with new product development.

        The Company was incorporated in Minnesota in 1992 and was reincorporated in Delaware in 1995. The Company's common stock began trading on The Nasdaq National Market under the symbol "ECSI" on March 19, 1997. The Company's world corporate headquarters are located at 1350 Energy Lane, Suite 110, St. Paul, Minnesota 55108, and its telephone number is (651) 523-6900. The address of the Company's web site is www.endocardial.com. The Company's European subsidiary offices are located at Lambroekstraat 5, 1831 Diegem, Belgium, and its telephone number is 32 2 719 02 27. The address of the Company's European subsidiary web site is www.endocardial.com/europe.

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

        Once a patient's VT is diagnosed, the electrophysiologist chooses among the various treatment options available. Noncurative treatments include antiarrhythmic drugs and implantable defibrillators, both of which attempt to ameliorate the patient's condition and reduce the risks associated with the VT but do not eliminate the cause of the tachycardia. Historically, the only curative treatment available for VT was open heart surgery, but it has been rarely used due to its high morbidity and mortality. More recently, however, catheter ablation, a potentially curative treatment currently under development, has been used in a limited number of cases for complex VT Often electrophysiologists prescribe a combination of drugs, defibrillators and ablation for the treatment of VT.

        Antiarrhythmic drugs, which are prescribed to chemically suppress the arrhythmic activity, have to date been the most common treatment of VT Antiarrhythmic drugs are not curative and can result in considerable side effects limiting the effectiveness of the drugs and the ability of patients to use them over long periods of time.

        Automatic implantable cardioverter defibrillators ("ICDs"), which detect and stop a tachycardia once it has started by pacing or by applying high energy pulses, have also become a common treatment for VT The useful life of an ICD is approximately five to seven years, at the end of which time the ICD is generally replaced in another surgical procedure. Many ICD patients also receive antiarrhythmic drug therapy in an attempt to minimize the frequency of VT episodes.

        There is increasing interest in the United States and Europe in using catheter ablation to treat VT Catheter ablation is a minimally invasive and potentially curative treatment in which a high radio frequency current is emitted from a catheter guided to the heart through a vein in the neck or groin to selectively destroy the heart tissue responsible for the abnormal electrical activity. The use of catheter ablation to date has been limited due to the inability of single-point contact catheters to effectively map complex VT cases. Although catheter ablation is not yet commonly prescribed to treat VT and the devices have not yet been approved by the FDA for marketing in the United States for treatment of VT, it is the subject of increasing technological research and development. The Company believes catheter ablation could become a more commonly used treatment for VT with advances in diagnostic technology such as that being developed by the Company.

  Supraventricular Tachycardia

        Approximately three million of the four million people in the United States who suffer from tachycardia have some form of SVT Supraventricular tachycardia is an abnormally rapid beating of the atria which may reduce the amount of blood pumped into the ventricles, and, consequently, from the ventricles to the rest of the body. Although SVT can be debilitating, causing chest palpitations, fatigue and dizziness, it is generally not life-threatening. The principal types of SVT are Wolff-Parkinson-White syndrome ("WPW"), Atrioventricular Nodal Re-entrant Tachycardia ("AVNRT"), and atrial fibrillation, atrial flutter, and atrial tachycardia.

        Approximately one million people in the United States suffer from WPW or AVNRT The tachycardia associated with WPW and AVNRT are generally easy to diagnose and locate due to their more simple, single-site nature and predictable location within the atria. WPW and AVNRT have been effectively treated by catheter ablation with available contact catheters.

        Approximately two million people in the United States suffer from atrial fibrillation or atrial flutter. Atrial fibrillation is the most common type of sustained arrhythmia and is characterized by a disorganized and chaotic conduction of electrical activation, causing the heart's upper chambers to quiver-sometimes as fast as 600 to 1,000 beats per minute, which results in ineffective pumping of the atria. Under these conditions, blood tends to pool and clot, increasing the risk of stroke. The American Heart Association estimates that approximately fifteen percent of all strokes in the United States are caused by atrial fibrillation. The incidence of atrial fibrillation is linked to aging and thus is expected to increase as the average age of the United States population increases.

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

        The Company believes that the complexity of atrial fibrillation and the search for effective and curative treatments, including catheter ablation, will require a diagnostic mapping technology that provides much greater resolution and diagnostic capabilities than currently available technology. In January 2001, the Company received FDA approval for the use of the EnSite System in the left atrium in a multi-center clinical study for diagnosing arrhythmias including atrial fibrillation, which the Company began in the second quarter of 2001.

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

        The electrical activity displayed on the workstation's three-dimensional map can also be displayed as time-waveforms, called "Virtual Electrograms," at multiple selected sites on the endocardium. Virtual Electrograms are produced by the Company's software contained in the workstation. The electrophysiologist can instantaneously select any of the more than 3,000 sites and waveforms to be displayed by pointing and clicking with the workstation's mouse pointer at the desired location on the map of the heart. The Virtual Electrogram function provides the equivalent of positioning a standard contact catheter at the same site on the endocardium-but without the need for actual physical contact.

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

        The EnSite System is designed to function as a complete, integrated electrophysiology laboratory system to provide a wide range of accurate and versatile diagnostic tools in one product. In addition to displaying high resolution, graphical, three-dimensional maps, the EnSite System provides multi-channel recording from standard EP electrode catheters and standard waveform displays. In the second quarter of 2000, the Company released Clarity™, an upgraded version of the Company's software product for use in the EnSite System that offers a more simplified user interface and increased automation of arrhythmia analysis. The Clarity software is designed to simplify use of the EnSite System and reduce training time for hospital staff. In October 2001, the Company received FDA clearance for the Company's release of its Precision software, an upgraded version of the software used in the EnSite System that provides more realistic heart chamber geometry and new catheter positioning techniques designed to improve orientation, speed up procedure times and reduce the use of fluoroscopy. The Company intends to develop and market periodic software upgrades and new applications for use with the EnSite System.

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

        Among its research and development goals, the Company is now pursuing the optimization of the EnSite System functionality for future software releases, incorporating location technology for use in conventional EP studies and developing new catheter technologies for reduced size and cost. The Company expects that its future research and development objectives will include developing new mapping and catheter configurations and software upgrades to enhance the capabilities and ease-of-use of the EnSite System as well as supporting the Company's manufacturing personnel in refining manufacturing processes, improvements and scale-up in connection with the commercialization of the EnSite System. The Company incurred research and development expenses of approximately $5.1 million, $4.4 million and $5.3 million for the fiscal years ended December 31, 1999, 2000 and 2001, respectively. The Company anticipates that it will continue to make significant investments in research and development.

Manufacturing

        The Company manufactures its EnSite catheters in its 3,200 square foot clean-room facility at its world corporate headquarters in St. Paul, Minnesota. During the second quarter of 2002 the Company will complete construction on an additional 1,700 square feet of clean-room space which will approximately double the existing production capacity for the EnSite catheter. The Company also performs final assembly and system level testing of all hardware and software components for the EnSite System clinical workstation at this facility.

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

        The Company has implemented a manufacturing quality program designed to meet all domestic and international standards for manufacturing medical devices. The Company is required to meet the requirements of the FDAs good manufacturing practices ("GMP") in order to distribute its products in the United States, and the requirements for ISO 9001 and CE Mark certification in order to continue to distribute products in Europe. During the fourth quarter 2001, the Company passed a FDA inspection of the facility and the manufacturing processes. The Company received ISO 9001 certification for its catheter and quality system in August 1997, and ISO 9002 certification for the clinical work station and a CE Mark for each of the EnSite catheter and the EnSite 3000 clinical workstation in the first quarter of 1998. ISO 9001 certification for our workstation was subsequently received in November 1998. As part of the regulatory requirements, the Company's facilities and manufacturing processes will be subject to inspection and audit. If the Company fails to satisfy the GMP requirements, it may be required to alter its manufacturing processes. Moreover, any such failure could have a material adverse effect on the Company's ability to market its products, which could adversely affect its business and results of operations. The Company's suppliers will also be required to satisfy GMP standards.

Sales and Marketing

        In the first quarter of 1998, the Company received a CE Mark for each of the Ensite catheter and the Ensite 3000 clinical workstation, allowing the Company to begin marketing its products in the European Community for right atrial and left ventricular use. Distribution in Europe of the EnSite System and EnSite catheter began in the second quarter of 1998. In the second quarter 1999, the Company received FDA approval to market the EnSite catheter and EnSite System for right atrial use in the United States. In 2000, the Company received general approval to market the EnSite System for cardiac mapping in the following countries: Australia, Korea, Thailand and Taiwan. The Company has also begun marketing the EnSite System in Malaysia, Hong Kong and Japan.

        The Company has employed a direct sales force in the United States and Europe, and uses distributors for certain international markets. In 2001, the Company ended an exclusive distribution arrangement in Europe and Japan with Medtronic, Inc., but established an exclusive distribution arrangement in Japan with Nihon Kohden, one of Japan's leading manufacturers, developers and distributors of medical electronic products. The Company intends to have additional distributors in various markets throughout the world. The Company retains all distribution rights in the United States.

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

Third-Party Reimbursement for the Company's Products

        In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company's success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's products are used. Third-party reimbursement will depend upon decisions by the Center for Medicare and Medicaid Services, as well as by individual health maintenance organizations and private insurers and other payors. Third-party payors determine whether to reimburse for a particular procedure and, if so, will reimburse health care providers for medical treatment based on a variety of methods, including a lump sum prospective payment system based on a diagnosis related group or per diem, a blend between the health care provider's reported costs and a fee schedule, a payment for all or a portion of charges deemed reasonable and customary, or a negotiated per capita fixed payment. Specific to Medicare, the EnSite catheter is currently reimbursable under both inpatient and outpatient procedure scenarios. For inpatient procedures, the EnSite procedure will most typically be reimbursed under Diagnosis Related Group 518. For outpatient procedures the EnSite catheter is eligible for separate reimbursement in addition to the hospital's Ambulatory Payment Classification for cardiac 3-dimensional mapping. Third-party payors are increasingly challenging the pricing of medical products and procedures. Even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate. Additionally, payors may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication.

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

        A PMA application must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application. Under the FDC Act, the FDA has 180 days to review a PMA application, although the review of such an application more often occurs over a protracted time period, and generally takes approximately two years or more from the date of filing to completion.

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

        The Company conducted an initial study of its technology for mapping atrial tachycardia in seven patients in the United Kingdom during the second half of 1996. The Company submitted an IDE application to the FDA in June 1997 for use of the EnSite System in the right atrium, and received an IDE approval in August 1997. In September 1998, the Company filed a 510(k) application with the FDA containing the results of its right atrial multi-center clinical trials. In April 1999 received FDA approval to market the EnSite System for use in the right atrium. In January 2001, the Company received IDE approval from the FDA for use in a multi-center clinical study of the EnSite System in the left atrium for diagnosing arrhythmias, including atrial fibrillation. The Company began this study in the second quarter of 2001.

        The Company is also required to register as a medical device manufacturer with the FDA and state agencies, and to list its products with the FDA. As such, the Company will be inspected by both the FDA for compliance with the FDAs GMP and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for design, safety, advertising and labeling.

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

Employees

        The Company and its European subsidiary had a total of 190 full-time employees as of December 31, 2001. Of this number, 26 persons were engaged in research and development, 11 were involved in regulatory and quality assurance, 81 were involved with manufacturing and 72 were involved with administration, sales and marketing and support functions. No employee of the Company is covered by a collective bargaining agreement. In addition to its full-time workforce, the Company has consulting or other contractual relationships with 3 other individuals. The Company expects to add such new employees as are necessary to expand its manufacturing capacity for future commercial production.

Executive Officers

        The executive officers of the Company, their ages and positions and a brief biography of each individual are as follows:

Name	Age	Position
James W. Bullock	45	President and Chief Executive Officer and Director
Michael D. Dale	42	Vice President, Sales and Marketing
Frank J. Callaghan	48	Vice President, Research and Development
Richard J. Omilanowicz	49	Vice President, Manufacturing and Operations
Graydon E. Beatty	45	Chief Technical Officer and Director

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

ITEM 2. PROPERTIES

        The Company leases approximately 33,000 square feet in St. Paul, Minnesota as its world corporate headquarters and production facility. The facility is leased through March 2004. The Company believes that this facility will be adequate to meet its needs through the full commercial introduction of its planned products. The Company's European subsidiary, Endocardial Solutions N.V./S.A., leases office space in Diegem, Belgium as its European headquarters. The office space is leased through September 2002.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not currently subject to any pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock began trading on the Nasdaq National Market under the symbol "ECSI" on March 19, 1997. On March 24, 1997, the Company received net proceeds of approximately $18,833,000 from an initial public offering of 2,250,000 shares of its common stock and approximately

$6,278,000 from a concurrent private placement to Medtronic, Inc. of 750,000 shares of its common stock. In July 1999, the Company received proceeds of $10,000,000 from a private placement of 1,111,111 shares of its common stock to accredited investors. In June 2000, the Company received proceeds of $12,687,500 from a private placement of 2,030,000 shares of its common stock to accredited investors. On March 26, 2001, the Company received proceeds of $7,349,000 from a private placement of 2,449,666 shares of its common stock to accredited investors. The Company also issued warrants to purchase an additional 122,450 shares of common stock, at an exercise price of $4.00 per share, to the placement agent in the transaction, which warrants have been exercised. In February 2002, the Company received proceeds of $10,000,000 from a private placement of 1,666,667 shares of its common stock to accredited investors. Proceeds from the sale of these shares are being used for general working capital, including expenses associated with software and hardware product development. The shares of common stock were sold pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        The following table sets forth, for the period indicated, the high and low sales prices of the Company's common stock, as quoted on the Nasdaq National Market.

	2001		2000
	High	Low	High	Low
First Quarter	$6.500	$2.875	$10.500	$5.625
Second Quarter	7.156	3.125	10.000	6.000
Third Quarter	6.297	3.500	10.000	6.375
Fourth Quarter	6.188	3.750	6.750	1.313

        On March 21, 2002, the closing sales price per share of the Company's common stock as quoted on the Nasdaq National Market was $7.04 per share. On March 21, 2002, there were approximately 120 holders of record of the Company's common stock, representing approximately 3,700 stockholder accounts.

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

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue	$22,893	$14,563	$9,597	$1,950	—
Cost of Goods Sold	9,241	7,174	6,592	3,624	—

Gross Margin	13,652	7,389	3,005	(1,674)	—
Operating Expenses:
Research & Development	5,271	4,460	5,102	10,652	$6,745
General & Administrative	2,267	2,074	2,005	1,774	2,106
Sales & Marketing	14,750	11,093	7,713	1,310	831

Operating Loss	(8,636)	(10,238)	(11,815)	(15,410)	(9,682)
Net Interest Income (Expenses)	157	(73)	86	725	1,127

Net Loss	$(8,479)	$(10,311)	$(11,729)	$(14,685)	$(8,555)

Net loss per share—basic and diluted	$(.60)	$(.92)	$(1.23)	$(1.63)	$(1.21)

Weighted average shares outstanding	14,211,318	11,212,420	9,559,494	8,989,477	7,065,378
	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,550	$10,759	$7,087	$8,715	$22,230
Working capital	6,341	7,273	9,700	8,920	21,495
Total assets	15,797	21,356	17,578	13,728	25,036
Long-term debt and capital lease obligations less current portion	301	584	4,564	812	439
Accumulated deficit	(70,486)	(62,007)	(51,696)	(39,864)	(25,178)
Total stockholders' equity	8,716	9,864	8,254	10,463	22,776

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements.

Summary

        The Company was incorporated in May 1992. The Company develops, manufactures and markets the Ensite 3000 clinical workstation and EnSite catheter for use by electrophysiologists in diagnosing and mapping abnormal heart rhythms known as tachycardias. The Ensite 3000 clinical workstation and EnSite catheter received FDA approval for right atrial use in the U.S. during the second quarter 1999. The products are also available in full market release to electrophysiologists in Europe.

Results of Operations

Years ended December 31, 2001 and 2000

        General.    Net losses decreased to $8,479,043, or $0.60 per share, for the year ended December 31, 2001, from $10,311,147, or $.92 per share, for the year ended December 31, 2000. The Company is in a period of growth in sales and marketing expenses related to market penetration, including increases in personnel costs. The Company believes that it will still post an overall loss for the year 2002, but is expecting to show a profit for its fourth quarter of 2002.

        Revenue and Cost of Goods Sold.    Worldwide revenue for the year ended December 31, 2001 was $22.9 million, a $8.3 million, or 57%, increase over the same period in 2000. In the U.S., revenues increased approximately $7.5 million, or 70%, during 2001 over 2000 revenues. Approximately $5.9 million of the $7.5 million revenue increase in the U.S. during 2001 came from EnSite catheter sales, where unit sales increased approximately 90% over 2000. Increased utilization per system per month during 2001 contributed to these higher unit and revenue numbers.

        International revenues increased approximately $790,000, or 21%, during 2001 over 2000 revenues. International revenues include sales direct to the end-user in Europe and Canada, and to distributors in Europe and Asia Pacific. A majority of the increase in international revenues was related to EnSite catheter sales, where unit sales increased approximately 31% over 2000. International revenues were also positively impacted in the fourth quarter of 2001, due to higher average selling prices on both the EnSite catheter and EnSite clinical workstation, when the Company launched its direct selling efforts in Europe after the termination of its distribution agreement with Medtronic at the end of September 2001. The Company believes that selling directly to the end-user will improve sales in the European market.

        Other revenue, which represents approximately 6.0% and 6.6% of worldwide sales for the years ended December 31, 2001 and 2000, respectively, includes revenue generated from extended service contracts, repairs and accessories sales related to the EnSite clinical workstation.

        EnSite clinical workstation sales were $11.5 million for fiscal year 2001, compared to $8.4 million for the same period in 2000, or an increase of 37%. The increase is due mainly to the higher sales of the EnSite clinical workstation in the U.S. Domestic sales accounted for 78% of total EnSite clinical workstation sales during fiscal year 2001, compared to 72% for the same period in 2000. The Company believes EnSite clinical workstation sales will be approximately 35% to 40% of total revenues in 2002.

        EnSite catheter sales were $11 million for fiscal year 2001, compared to $5.9 million for the same period in 2000, or an increase of 87%. Domestic sales accounted for 83% of total EnSite catheter sales during fiscal year 2001, compared to 77% for the same period in 2000. The Company believes EnSite catheter sales will be approximately 60% to 65% of total revenues in 2002.

        Cost of goods sold including unabsorbed manufacturing expenses was $9,241,039 and $7,174,431 for the years ended December 31, 2001 and 2000, respectively.

        The gross profit margin was 59.6% for the year ended December 31, 2001, compared with 50.7% during the same period in 2000. The increase in margins is mainly attributed to the better EnSite catheter absorption of manufacturing overhead from the growth in domestic sales over the prior year. Additionally, because the Company's margins on its domestic sales are substantially higher than those of its international sales, the Company saw more favorable results in margins due to 81% of the revenue recorded during the year being from domestic sales, compared to 74% from the same period in 2000. Also, EnSite catheter margin increased approximately eight percentage points above last year's margin. The Company believes gross profit margins will be, in aggregate, 5 to 6 percentage points higher in 2002 as compared to the 59.6% attained in 2001.

        Research and Development Expenses.    Research and development expenses include compensation and benefit costs within the clinical, software, hardware, catheter and applied research departments as well as costs associated with regulatory expenses. Research and development expenses were $5,271,169 for the year ended December 31, 2001, compared to $4,459,737 during the same period in 2000, an increase of $811,432. The Company believes research and development expenditures will increase for the 2002 year, in the range of $300,000 to $600,000, mainly due to its on-going left atrium study.

        General and Administrative Expenses.    General and administrative expenses were $2,266,907 and $2,073,795 for the years ended December 31, 2001 and 2000, respectively, an increase of $193,112. The increase is due primarily to higher personnel costs and professional service expenses. The Company expects general and administrative expenses to increase slightly during the 2002 year.

        Sales and Marketing.    Sales and marketing expenses increased to $14,750,075 during the year ended December 31, 2001, from $11,093,095 during the same period in 2000, an increase of $3,656,980. The increase is primarily attributable to increases in personnel and costs associated with building and training of the U.S. and European sales and clinical team. As the Company continues to penetrate the U.S. and European markets, sales and marketing expenses are expected to increase in 2002 over 2001 as additional headcount is added in both the selling and field clinical engineering areas.

        Interest Income and Expense.    Interest income was $318,208 and $604,691 for the years ended December 31, 2001 and 2000, respectively. The decrease was due primarily to lower average cash and cash equivalent balances and lower interest rates. Interest expense was $161,367 and $677,674 for the years ended December 31, 2001 and 2000, respectively. The decrease is directly related to the repayment of the loan to Medtronic, Inc. during February 2001.

Years ended December 31, 2000 and 1999

        General.    Net losses decreased to $10,311,147, or $0.92 per share, for the year ended December 31, 2000, from $11,728,656, or $1.23 per share, for the year ended December 31, 1999. The Company is in a period of growth in sales and marketing expenses related to market introduction, including increases in personnel costs.

        Revenue and Cost of Goods Sold.    Worldwide revenue for the year ended December 31, 2000 was $14.6 million, a $5 million, or 52%, increase over the same period in 1999. Revenue for domestic sales increased $5.3 million, or 99%, compared to the same period in 1999. This increase in revenue can be directly attributed to a higher number of EnSite clinical workstations sold during fiscal 2000, compared to the same period in 1999. Additionally, with a 158% increase in the installed base of the EnSite clinical workstation since December 31, 1999 and an overall increase in EnSite catheter utilization per system per month, EnSite catheter revenue increased 143%. However, revenue for international sales, which includes sales to distributors in Europe and Asia Pacific, decreased $382,000, or 9%, over the same period in 1999. A majority of this decline related to our European distributor, Medtronic, which purchased a limited number of EnSite clinical workstations during the year and also did not increase its purchases of EnSite catheter sales over the previous fiscal year. The Company does not believe there occurred any fundamental decline in the European market for the EnSite workstation. Rather, the Company believes that Medtronic did not devote sufficient resources during fiscal 2000 necessary to further develop the European market. Other revenues, which represents 6.6% and 7.8% of worldwide sales for the years ending December 31,

2000 and 1999, respectively, includes revenues generated from extended service contracts, repairs and accessories sales related to the EnSite System.

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

        The gross profit margin was 50.7% for the year ended December 31, 2000, compared with 31.3% during the same period in 1999. The increase in margins is mainly attributed to the better absorption of manufacturing overhead from the growth in domestic sales over the prior year. Additionally, because the Company's margins on its domestic sales are substantially higher than those of its international sales, the Company saw more favorable results in margins due to 74% of the revenue recorded during the year being from domestic sales, compared to 56% from the same period in 1999.

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

Liquidity and Capital Resources

        On March 24, 1997, the Company received net proceeds of approximately $18,833,000 from an initial public offering of 2,250,000 shares of its common stock and approximately $6,278,000 from a concurrent private placement to Medtronic, Inc. of 750,000 shares of its common stock. The Company's operations since inception have been funded by net proceeds from the sales of stock totaling approximately $79.9 million through December 31, 2001. As of December 31, 2001 and December 31, 2000, the Company had cash, cash equivalents and short-term investments of approximately $4.6 million and $10.8 million, respectively.

        For the year ended December 31, 2001, the Company used approximately $5.7 million of cash for operations, compared to approximately $9.6 million for the same period in 2000. The Company saw an increase in its accounts receivable balances of approximately $1.6 million from December 31, 2000. The increase in accounts receivable is attributed to the Company's direct selling efforts in Europe and the timing of fourth quarter 2001 sales in relation to the payment terms of these sales. Inventories decreased approximately $480,000 during 2001. In 2001, the Company implemented a more efficient manner of managing the levels of raw material, work-in-process, and finished goods inventories, resulting in the reduced levels of inventory. The Company believes inventory balances will increase slightly during 2002 as sales are projected to increase 47% to 49% over 2001. Accounts payable increased approximately $1.4 million since December 31, 2000. The increase is directly attributed to the efforts of having receivable and payable turns more closely match each other in order to produce less negative cash flows. The Company expects accounts payable to grow throughout fiscal 2002 as operating and production expenses increase to support revenue growth. Accrued salaries and related expenses increased approximately $730,000 since December 31, 2000. A majority of this increase is attributed to a higher payout in the Company's incentive bonus program and higher quarterly bonus payouts to the sales and clinical engineers, related to fourth quarter 2001 sales, compared to those in the comparable periods in 2000. The Company expects this accrual balance at December 31, 2002 to be slightly higher compared to that of the December 31, 2001 balance. The Company had no short-term investment portfolio as of December 31, 2001, a decrease of $2,987,588 from the December 31, 2000 balance. The reduction is due to the Company continuing to use its available resources to fund its operating losses and to take advantage of higher interest rates in money market funds.

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

        In March 2001, the Company received proceeds of $7,349,000 from a private placement of 2,449,666 shares of its common stock to accredited investors. The placement was priced at $3.00 per share. In June 2001, the Company also announced a $3.5 million credit facility agreement with Silicon Valley Bank, consisting of a $1.5 million capital lease line and a $2 million revolving line of credit. The credit facility expires in June 2002, but the Company expects to be able to renew the facility under similar terms. As of December 31, 2001 the Company has drawn $352,403 on the capital lease line and has $750,000 outstanding on the revolving line of credit. The agreement specifies certain restrictive covenants, which the Company was in compliance with as of December 31, 2001.

        In February 2002, the Company received proceeds of $10,000,000 from a private placement of 1,666,667 shares of its common stock to accredited investors. The placement was priced at $6.00 per share.

        The Company believes that its existing cash, cash equivalents, short-term investments and bank financing will be sufficient to fund the operations of the Company to profitability, which the Company anticipates will occur in the fourth quarter of 2002. If the Company achieves profitability as expected, the need for additional financing is not presently anticipated. The Company's future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company's products, the results of clinical trials and competition, the extent to which the Company's EnSite System gains market acceptance, the cost, timing and method of expansion of sales, marketing, research and development and manufacturing activities and the ability of the Company to obtain additional bank financing.

Critical Accounting Policies

        The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materially. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

        Revenue Recognition.    Revenue from the sale of the Company's EnSite clinical workstation is recognized at the time of shipment in instances where the Company has evidence of a contract, the fee charged is fixed and determinable, and collection is probable. Revenue from service and customer support contracts is deferred and recognized ratably over the period the services are provided. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principals to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 101.

        Allowance for Doubtful Accounts.    Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance is based on management's review of accounts receivable balances and historic write-offs.

        Inventories and Related Allowance for Excess and Obsolete Inventory.    Inventories are valued at the lower of cost or market and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales.

        New Accounting Standards.    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company had approximately $4.6 million of cash and investments on December 31, 2001. Substantially all of the investments were U.S. government or investment grade, fixed income securities from domestic issuers. Because of the credit risk criteria of the Company's investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of the Company's investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company's investments prior to their maturity, management believes that such an increase in interest rates would not have a material impact on the Company's future earnings or cash flows. Even though the Company conducts sales in foreign currencies through its European subsidiary, management does not believe the Company is exposed to any material foreign currency exchange rate risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

         Board of Directors and Stockholders
Endocardial Solutions, Inc.

        We have audited the accompanying consolidated balance sheets of Endocardial Solutions, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endocardial Solutions, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Minneapolis, Minnesota
January 23, 2002, except for Note 15 as to
which the date is February 27, 2002

Endocardial Solutions, Inc.

Consolidated Balance Sheets

	December 31
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$4,550,059	$7,771,540
Short-term investments	—	2,987,588
Accounts receivable, net of allowance for doubtful accounts (2001—$60,000; 2000—$60,000)	5,084,412	3,522,166
Inventories	2,733,145	3,211,818
Prepaid expenses and other current assets	554,202	500,694

Total current assets	12,921,818	17,993,806
Furniture and equipment	7,329,598	6,441,544
Less accumulated depreciation	(4,721,350)	(3,631,642)

	2,608,248	2,809,902
Deposits	49,947	40,174
Patents, net of accumulated amortization (2001—$111,489; 2000—$102,511)	19,809	28,137
Software development costs, net of accumulated amortization (2001—$891,107; 2000—$308,201)	197,185	484,314

Total assets	$15,797,007	$21,356,333

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,287,338	$938,866
Accrued salaries and expenses	2,363,200	1,634,346
Bank line of credit	750,000	—
Current portion of capital lease obligations	594,010	593,264
Current portion of long-term debt	—	7,000,000
Current portion of deferred revenue	586,104	554,374

Total current liabilities	6,580,652	10,720,850
Long-term liabilities:
Capital lease obligations	301,187	584,252
Deferred revenue	199,368	187,062
Stockholders' equity:
Undesignated Preferred Stock, par value $.01 per share:
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common Stock, $.01 par value:
Authorized shares—40,000,000
Issued and outstanding shares—December 31, 2001—14,934,624; December 31, 2000—12,249,695	149,346	122,497
Additional paid-in capital	79,707,845	71,769,626
Less notes receivable from officer	(371,250)	—
Accumulated deficit	(70,486,214)	(62,007,171)
Accumulated other comprehensive loss	(9,556)	—
Deferred compensation	(274,371)	(20,783)

Total stockholders' equity	8,715,800	9,864,169

Total liabilities and stockholders' equity	$15,797,007	$21,356,333

See accompanying notes.

Endocardial Solutions, Inc.

Consolidated Statements of Operations

	Year Ended December 31
	2001	2000	1999
Revenue	$22,893,306	$14,562,894	$9,597,193
Cost of goods sold	9,241,039	7,174,431	6,592,409

Gross margin	13,652,267	7,388,463	3,004,784
Operating expenses:
Research and development	5,271,169	4,459,737	5,102,378
General and administrative	2,266,907	2,073,795	2,004,991
Sales and marketing	14,750,075	11,093,095	7,712,522

Operating loss	(8,635,884)	(10,238,164)	(11,815,107)
Other income (expense):
Interest income	318,208	604,691	465,060
Interest expense	(161,367)	(677,674)	(378,609)

	156,841	(72,983)	86,451

Net loss	$(8,479,043)	$(10,311,147)	$(11,728,656)

Net loss per share—basic and dilutive	$(.60)	$(.92)	$(1.23)

Weighted average shares outstanding	14,211,318	11,212,420	9,559,494

See accompanying notes.

Endocardial Solutions, Inc.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit		Deferred Compensation	Notes Receivable From Officer
	Shares	Amount						Total
Balance at December 31, 1998	9,011,762	$90,118	$50,329,703	$(39,863,607)	$—	$(92,792)	$—	$10,463,422
Value of warrants exercised, net of issuance in connection with lease agreement	30,565	306	103,455	(103,761)	—	—	—	—
Private placement at $9.00 per share in July 1999, net of offering costs	1,111,111	11,111	9,346,787	—	—	—	—	9,357,898
Exercise of stock options	31,747	317	61,870	—	—	—	—	62,187
Redemption of Common Stock	(2)	—	(9)	—	—	—	—	(9)
Deferred compensation related to stock options	—	—	35,628	—	—	(35,628)	—	—
Amortization of deferred compensation	—	—	—	—	—	98,730	—	98,730
Net loss	—	—	—	(11,728,656)	—	—	—	(11,728,656)

Balance at December 31, 1999	10,185,183	101,852	59,877,434	(51,696,024)	—	(29,690)	—	8,253,572
Private placement at $6.25 per share in June 2000, net of offering costs	2,030,000	20,300	11,846,268	—	—	—	—	11,866,568
Exercise of stock options	34,512	345	38,112	—	—	—	—	38,457
Deferred compensation related to stock options	—	—	7,812	—	—	(7,812)	—	—
Amortization of deferred compensation	—	—	—	—	—	16,719	—	16,719
Net loss	—	—	—	(10,311,147)	—	—	—	(10,311,147)

Balance at December 31, 2000	12,249,695	122,497	71,769,626	(62,007,171)	—	(20,783)	—	9,864,169
Private placement at $3.00 per share in March 2001, net of offering costs	2,449,666	24,497	6,751,724	—	—	—	—	6,776,221
Exercise of warrants	122,450	1,224	488,576	—	—	—	—	489,800
Value of warrant issued with bank agreement	—	—	8,750	—	—	—	—	8,750
Value of full recourse note receivable from officer in connection with stock purchase	110,000	1,100	370,150	—	—	—	(371,250)	—
Exercise of stock options	2,813	28	4,019	—	—	—	—	4,047
Deferred compensation related to stock options	—	—	315,000	—	—	(315,000)	—	—
Amortization of deferred compensation	—	—	—	—	—	61,412	—	61,412
Comprehensive loss:
Net loss	—	—	—	(8,479,043)	—		—	(8,479,043)
Foreign currency translation adjustment	—	—	—		(9,556)	—	—	(9,556)

Comprehensive loss								(8,488,599)

Balance at December 31, 2001	14,934,624	$149,346	$79,707,845	$(70,486,214)	$(9,556)	$(274,371)	$(371,250)	$8,715,800

See accompanying notes.

Endocardial Solutions, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2001	2000	1999
Operating activities
Net loss	$(8,479,043)	$(10,311,147)	$(11,728,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,705,221	1,526,297	810,249
Amortization of deferred compensation	61,412	16,719	98,730
Value of warrants granted in connection with bank financing	8,750	—	—
Loss on disposal of equipment	8,118	1,394	6,398
Changes in operating assets and liabilities:
Accounts receivable	(1,572,713)	209,751	(3,256,167)
Inventories	478,093	(404,853)	(979,904)
Prepaid expenses and other assets	(64,538)	104,076	(252,111)
Accounts payable	1,350,965	(752,560)	929,279
Accrued salaries and expenses	728,854	(105,081)	1,032,703
Deferred revenue	44,036	92,812	542,661

Net cash used in operating activities	(5,730,845)	(9,622,592)	(12,796,818)
Investing activities
Purchase of short-term investments	(2,938,753)	(3,926,782)	(8,110,503)
Maturities of short-term investments	5,926,341	6,255,000	10,855,000
Purchase of furniture and equipment	(567,398)	(781,727)	(571,691)
Patent expenditures	(650)	(13,566)	—
Software development costs	(295,777)	(493,967)	(298,548)
Proceeds from sale of equipment	—	2,200	980

Net cash provided by investing activities	2,123,763	1,041,158	1,875,238
Financing activities
Proceeds from notes payable	—	3,500,000	3,500,000
Proceeds from bank line of credit	750,000	—	—
Principal payments on notes payable and capital lease obligations	(7,634,722)	(823,031)	(882,045)
Proceeds from issuance of common stock	7,270,068	11,905,025	9,420,076

Net cash provided by financing activities	385,346	14,581,994	12,038,031
Effect of exchange rate changes on cash	255	—	—

(Decrease) increase in cash and cash equivalents	(3,221,481)	6,000,560	1,116,451
Cash and cash equivalents at beginning of year	7,771,540	1,770,980	654,529

Cash and cash equivalents at end of year	$4,550,059	$7,771,540	$1,770,980

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment and inventory through capital lease obligations	$352,403	$255,610	$937,684
Note receivable from officer	371,250	—	—

See accompanying notes.

Endocardial Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2001

1.    Description of Business

        Endocardial Solutions, Inc. (the Company) designs, develops and manufactures a minimally invasive and integrated system that locates and facilitates treatment of cardiac arrhythmias. Arrhythmias are abnormal heart rhythms caused by disorders interfering with the normal electrical activity of the heart, which, if undetected and untreated, can cause palpitations, dizziness and fainting, or sudden cardiac death. The Company is developing products to diagnose ventricular tachycardia, a widespread, complex and serious form of arrhythmia, and intends to utilize its technology to produce products to diagnose atrial arrhythmias, including atrial fibrillation. The Company believes that its proprietary technology will enable physicians to rapidly and accurately map the heart's electrical activity and locate the abnormal heart rhythms through three-dimensional imaging.

2.    Summary of Significant Accounting Policies

Basis of Consolidation

        The consolidated financial statements include the accounts of Endocardial Solutions, Inc. and its wholly owned subsidiary after elimination of intercompany accounts and transactions.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2001 and 2000, the Company's cash equivalents consisted of investments in government securities carried at amortized cost which approximated market value, with no resulting unrealized gains and losses recognized.

Revenue Recognition

        Revenue from the sale of the Company's system is recognized at the time of shipment in instances where the Company has evidence of a contract, the fee charged is fixed and determinable, and collection is probable.

        Deferred revenue originates from maintenance agreements the Company enters into with its customers. With the initial sale of an EnSite clinical workstation the Company offers a standard one-year maintenance agreement on the system, which covers repairs and service of the patient interface unit and the Silicon Graphics display workstation. It also covers any software upgrades released during this time frame. Subsequent to the expiration of the first year standardized maintenance agreement, customers are able to purchase an extended one-year maintenance agreement to cover repair and service costs and also any software upgrade released in this time frame. Long-term deferred revenue originates from sales of extended maintenance agreements. Revenue from maintenance agreements is recognized ratably over the period the services are provided.

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

Short-Term Investments

        Short-term investments consist of U.S. Government obligations and corporate debt securities with maturities of less than one year. At December 31, 2000, the Company had $523,170 in U.S. Government obligations and $2,464,418 in corporate debt securities. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has classified the debt securities as available for sale. Available for sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. At December 31, 2000, the fair value of the Company's investments approximates cost.

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

Foreign Currency Translation and Transactions

        Foreign assets and liabilities are translated using the year-end exchange rate. Results of operations are translated using the average exchange rates throughout the year. Translation gains or losses, net of applicable deferred taxes are accumulated as a separate component of stockholders' equity.

New Accounting Standards

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

3.    Inventories

        Inventories consist of the following:

	December 31
	2001	2000
Raw materials	$1,191,782	$1,923,329
Work in progress	594,437	320,805
Finished goods	946,926	967,684

	$2,733,145	$3,211,818

4.    Debt and Capital Lease Obligations

        In February 1999, the Company entered into a $7,000,000 note agreement bearing interest at 8% per year with Medtronic. Under the agreement, the Company received $3,500,000 in February 1999 and an additional $3,500,000 in January 2000. In February 2001, amounts outstanding under the note agreement were repaid and a related warrant agreement was canceled.

        In June 2001, the Company obtained a line of credit from a bank. The maximum amount available to the Company under this arrangement is $2,000,000 and expires in June 2002. Advances under the line of credit are charged a variable rate of interest equal to the prime rate plus one half of a percent (6.25% at December 31, 2001). At of December 31, 2001, $750,000 was borrowed under the line of credit. The agreement specifies certain restrictive covenants, which the Company was in compliance with as of December 31, 2001.

        In June 2001, the Company issued a warrant to purchase 35,000 shares of common stock at an exercise price of $5.02 per share in connection with a bank line of credit and equipment lease agreement. The warrant expires five years from the grant date and was deemed to have a value of $8,750, which was expensed during the year ended December 31, 2001.

Capital Lease Obligations

        The Company has leasing line of credit agreements with a venture leasing company and a bank for the acquisition of furniture, fixtures and research and development equipment. As of December 31, 2001 and 2000, the Company had outstanding lease obligations under these agreements of $895,197 and $1,177,516, respectively. At December 31, 2001, the Company had $1,147,597 available for borrowing under these agreements.

        The cost of furniture and equipment in the accompanying balance sheets includes the following amounts under capital leases:

	December 31
	2001	2000
Research and development equipment	$2,310,589	$3,237,425
Less accumulated amortization	1,272,324	1,791,108

Net assets under capital leases	$1,038,265	$1,446,317

        Future minimum lease payments under capital leases consisted of the following as of December 31, 2001:

Year ending December 31:
2002	$639,778
2003	250,365
2004	63,340

Total minimum payments	953,483
Less amount representing interest	58,286

Present value of net minimum payments	895,197
Less current portion	594,010

Long-term obligations, net of current portion	$301,187

        Interest paid for the years ended December 31, 2001, 2000, and 1999 was $301,198, $607,098, and $308,034, respectively.

5.    Operating Leases

        The Company leases its office facility and certain equipment under operating lease agreements which expire on various dates through 2004. Under the office facility agreement, the Company is required to pay a base rent plus certain operating expenses. Rent expense was $461,754, $493,576, and $386,112 for the years ended December 31, 2001, 2000, and 1999, respectively.

        Future minimum lease commitments required under non-cancelable operating leases as of December 31, 2001 are as follows:

Year ending December 31:
2002	$561,682
2003	530,584
2004	133,240

$1,225,506

6.    Stock Options and Warrants

        The Company has adopted the 1993 Long-Term Incentive and Stock Option Plan (the Plan) under which directors, officers, employees and consultants of the Company may receive options to purchase Common Stock. The options granted under the Plan can either be incentive stock options or non-statutory stock options. Options granted under the Plan may not be at a price less then the fair market value of the Common Stock on the date of grant.

        In 1997, the Company adopted the Directors' Stock Option Plan (the Directors' Plan). The Directors' Plan provides for the automatic grant of non-statutory stock options of Common Stock to non-employee directors. The option price for non-employee directors is equal to the fair market value of a share of Common Stock as of the grant date.

        The following table summarizes the activity under the Company's stock option plans:

			1993 Long-Term Plan Options Outstanding
	Director's Plan					Weighted Average Exercise Price Per Share
	Shares Available for Grant	Options Outstanding	Shares Available for Grant	NSO	ISO
Balance at December 31, 1998	130,000	70,000	421,679	37,500	942,131	$5.26
Additional shares reserved for issuance	—	—	300,000	—	—	—
Granted	(20,000)	20,000	(465,500)	—	465,500	9.08
Canceled	11,667	(11,667)	125,017	—	(125,017)	9.57
Exercised	—	—	—	—	(31,747)	2.05

Balance at December 31, 1999	121,667	78,333	381,196	37,500	1,250,867	6.25
Granted	(33,333)	33,333	(155,747)	36,247	119,500	7.94
Canceled	—	—	118,877	—	(118,877)	9.56
Exercised	—	—	—	—	(34,512)	1.12

Balance at December 31, 2000	88,334	111,666	344,326	73,747	1,216,978	6.34
Additional shares reserved for issuance	—	—	750,000	—	—	—
Granted	(40,000)	40,000	(801,250)	—	801,250	4.81
Canceled	—	—	108,955	(36,247)	(72,708)	8.43
Exercised	—	—	—	—	(2,813)	1.44

Balance at December 31, 2001	48,334	151,666	402,031	37,500	1,942,707	5.64

        The following table summarizes information about the stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Number Exercisable	Weighted-Average Exercise Price Per Share
$ 0.20 - $ 0.34	338,855	2.86	$.33	338,855	$.33
0.60 - 2.40	92,250	4.33	2.05	95,250	2.05
3.50 - 7.88	870,078	8.85	4.41	248,189	4.63
8.00 - 12.38	807,190	6.79	9.43	560,702	9.56
12.50 - 13.13	20,500	6.17	12.88	19,665	12.88

0.20 - 13.13	2,131,873	6.87	5.63	1,262,661	5.59

        Options outstanding under the stock option plans expire at various dates during the period from April 2003 through October 2011. Exercise prices for options outstanding as of December 31, 2001 ranged from $.20 to $13.13 per share. The number of options exercisable as of December 31, 2001, 2000 and 1999 were 1,262,661, 988,584, and 766,414, respectively, at weighted-average exercise prices of $5.59, $5.32, and $3.97 per share, respectively.

        The weighted-average grant date fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $2.21, $4.83, and $4.63 per share, respectively.

        Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rates ranging from 4.42% to 6.18%, dividend yields of -0-, volatility factors of the expected market price of the Company's stock ranging from .61 to .87 and a weighted-average expected life of the options of four years.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

	2001	2000	1999
Pro forma net loss	$(9,636,893)	$(11,745,304)	$(12,921,011)

Pro forma net loss per common share	$(.68)	$(1.05)	$(1.35)

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

7.    Deferred Compensation

        During the years ended December 31, 2001, 2000, and 1999, the Company granted stock options for the purchase of 125,000 shares, 31,247 shares, and 95,000 shares, respectively, of common stock to individuals where the exercise price was less than the fair market value of the stock on the date of grant. As a result, the Company recorded deferred compensation for the excess of deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options of $315,000, $7,812, and $35,628, respectively, in 2001, 2000, and 1999. For the years ended December 31, 2001, 2000, and 1999, the Company recognized expense of $61,412, $16,719, and $98,730, respectively, associated with such stock option grants.

        The remaining unamortized deferred compensation is expected to be charged to operations as follows:

2002	$87,657
2003	81,719
2004	78,750
2005	26,245

Total	$274,371

8.    Income Taxes

        At December 31, 2001, the Company had net operating loss carryforwards of approximately $67,090,000. The net operating loss carryforwards are available to offset future taxable income and begin to expire in the year 2009. No benefit has been recorded for such loss carryforwards, and utilization in future years may be limited under Section 382 of the Internal Revenue Code if significant ownership changes have occurred.

        Components of deferred tax assets are as follows:

	December 31
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$25,494,000	$23,793,000
Accrued liabilities	143,000	121,000
Other	34,000	12,000

	25,671,000	23,926,000
Deferred tax liabilities:
Depreciation and amortization	22,000	308,000
Capitalized software costs	75,000	194,000

Net deferred tax assets	25,574,000	23,424,000
Valuation allowance	(25,574,000)	(23,424,000)

Total net deferred tax assets	$—	$—

9.    Sources of Supply

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

10.    License Agreement

        In January 1998, the Company entered into a license agreement with Medtronic, Inc. to license certain technology developed by Medtronic. As consideration for the rights to utilize the developed technology, the Company paid Medtronic $1,500,000 and granted Medtronic a warrant to purchase 447,554 shares of the Company's common stock at an exercise price of $11.1125. The warrant expires in January 2002. The warrant was deemed to have a value of $2,085,602. This amount, along with the cash payment to Medtronic, has been expensed as research and development. If the Company develops a product that reaches commercialization, the Company will grant to Medtronic an additional warrant to purchase 223,777 shares of common stock. The exercise price of the warrant will be 1.25 times the average closing price of the Company's common stock for the twenty days prior to the commercial products introduction. The value of the additional warrants will be amortized over the shorter of the license agreement or the life of the developed product.

        This additional warrant becomes exercisable one year after being granted and remains outstanding for five years. The additional warrant will also be granted if the Company undergoes a change in control. If the warrant is granted due to a change in control, it becomes immediately exercisable.

11.    Note Receivable Officer

        In January 2001, the Company entered into a $371,250 full recourse note agreement with an officer of the Company for the purchase of 110,000 shares of the Company's common stock. The note bears interest at 9.5% per year and is due in full in January 2006.

12.    Significant Customer

        The Company had a distributor that represented 6%, 16%, and 42% of all net revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

13.    Segment Reporting

        Sales by geographic distinction as percentages of total sales were as follows for the years ended December 31:

	2001	2000	1999
Domestic	81%	74%	56%
International:
Europe	10	16	43
Asia Pacific	7	8	1
Canada	2	2	—

14.    Quarterly Financial Data (unaudited, in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Net revenue	$4,602	$5,578	$5,818	$6,895
Gross profit	2,524	3,355	3,531	4,242
Net loss	(2,491)	(2,462)	(1,994)	(1,532)
Basic and diluted net loss per share	$(.20)	$(.17)	$(.13)	$(.10)
2000
Net revenue	$3,360	$3,737	$3,097	$4,369
Gross profit	1,484	1,808	1,573	2,524
Net loss	(2,502)	(3,137)	(2,791)	(1,880)
Basic and diluted net loss per share	$(.25)	$(.31)	$(.23)	$(.15)

15.    Subsequent Event

        On February 27, 2002, the Company completed the sale of 1,666,667 shares of its common stock at a price of $6.00 per share, resulting in gross proceeds of $10,000,002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The section under the heading "Election of Directors" and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 14, 2002 (the "2002 Proxy Statement"), which definitive 2002 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2001, are incorporated herein by reference.

        See Item 1 in Part I hereof for information regarding Executive Officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

        The section under the heading "Election of Directors" entitled "Compensation of Directors" and the section entitled "Executive Compensation" in the 2002 Proxy Statement, which definitive 2002 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2001, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which definitive 2002 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The section entitled "Certain Transactions" in the 2002 Proxy Statement, which definitive 2002 Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2001, is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Documents filed as part of this Report

(1)
Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K.

  (2)
  Financial Statement Schedules

        None. All financial statement schedules are omitted because of the absence of conditions under which they are required.

  (3)
  EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
3.2	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22233))
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22233))
4.1	Warrant Agreement dated November 18, 1993 between the Company and Tikkun Resource Development relating to warrant issued to Tikkun Resource Development relating to warrant issued to Tikkun Resource Development to purchase shares of common stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
4.2	Rights Agreement dated as of August 25, 1999 between the company and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the company's Registration Statement on form 8-A dated August 25, 1999 (File No. 0-22233))
10.1	Real Property Lease Agreement dated September 15, 1993 between the Company and the Port Authority of St. Paul, together with Amendment Nos. 1, 2 and 3 thereto dated February 6, 1995, May 16, 1995, June 4, 1996, respectively (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.2	Amendment No. 4 to the Real Property Lease Agreement dated September 15, 1993 between the company and the Port Authority of St. Paul (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22233))
10.3	Master Lease Agreement dated November 14, 1994 as amended between the Company and Comdisco, Inc., with Exhibits (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 0-333-20677))
10.4*	Amended and Restated 1993 Long-Term Incentive and Stock Option Plan, as amended May 15, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22233))
10.5*	Directors' Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.6*	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.7	Investment Agreement dated April 26, 1996 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))

10.8	Amended and Restated Investors Rights Agreement dated January 31, 1995, together with Amendments thereto dated March 1, 1995 and April 26, 1996, respectively, between the Company and the holders of the Company's Series A and Series B Preferred Stock (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.9	Stock Purchase Agreement between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.10	Purchase Agreement between the Company, Piper Jaffray Inc., and Volpe, Welty & Company LLC (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.11	Distribution/Supply Agreement, dated September 8, 1997, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, dated July 23, 1997, as amended on January 9, 1998, June 4, 1998 and July 31, 1998 (File No. 333-31927))
10.12	License Agreement, dated January 30, 1998, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as amended on July 31, 1998 (File No. 0-22233))
10.13	Master Lease Agreement dated May 4, 1998, between the Company and Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22233))
10.14	Amendment to Distribution/Supply Agreement dated December 11, 1998 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.15	Note Purchase Agreement dated February 2, 1999, between the Company and Medtronic Asset Management, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.16	Warrant, dated February 2, 1999, to purchase shares of common stock, issued by the Company to Medtronic Asset Management, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.17	Extension of Lease Commitment, dated February 12, 1999, by Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.18	Securities Purchase Agreement dated July 9, 1999, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))
10.19	Registration Rights Agreement dated July 9, 1999, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))
10.20	Third Amendment, dated March 31, 2000, to the Distribution/Supply Agreement between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-22233))
10.21	Form of Stock Purchase Agreement, dated June 27, 2000, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-22233))

10.22*	Employment and Noncompetition Agreement, dated as of November 3, 2000, between the Company and James W Bullock (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.23*	Employment and Noncompetition Agreement, dated as of November 3, 2000, between the Company and Michael D. Dale (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.24*	Change in Control Agreement, dated November 3, 2000, between the Company and James W Bullock (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.25*	Form of Change in Control Agreement dated November 3, 2000, between the Company and each of Graydon Beatty, Frank Callaghan, Michael Dale, and Richard Omilanowicz (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.26	Amendment No. 5, dated August 2, 1999, to the Real Property Lease dated September 15, 1993 between the Company and the Port Authority of St. Paul (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.27	Amendment No. 6, dated January 29, 2001, to the Real Property Lease dated September 15, 1993 between the Company and Place & Plaza LLC (acquired from the Port Authority of St. Paul) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.28*	Stock Purchase and Restriction Agreement, dated January 22, 2001, by and between the Company and Michael Dale (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.29	Form of Stock Purchase Agreement, dated March 22, 2001, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.30	Stock Purchase Warrant, dated March 26, 2001, between the Company and U.S. Bancorp Piper Jaffray (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.31	Fourth Amendment to the Distribution/Supply Agreement dated September 4, 1997 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22233))
10.32	Loan and Security Agreement dated June 28, 2001, between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22233))
10.33	Warrant to Purchase Stock, dated June 28, 2001, issued by the Company to Silicon Valley Bank (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22233))
10.34	Real Property Lease dated August 13, 2001 between the Company and Place & Plaza LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22233))
10.35	Form of Stock Purchase Agreement, dated February 25, 2002, among the Company and the Investors named therein (Filed herewith)
21	List of Subsidiaries (filed herewith)
23	Consent of Ernst & Young LLP (Filed herewith)
24	Power of Attorney (included on signature page)

99	Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 (Filed herewith)

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of the Form 10-K Report.

(b)
Reports on Form 8-K

        A report on Form 8-K, dated October 2, 2001 was filed by the Registrant; such report contained information under Item 9 (Regulation FD Disclosure) and included as an exhibit under Item 7 a copy of a press release issued by the Registrant announcing U.S. Food and Drug Administration clearance of the Registrant's Precision™ software.

        A report on Form 8-K, dated October 22, 2001, was filed by the Registrant; such report contained information under Item 5 (Other Events) and included as an exhibit under Item 7 a copy of a press release issued by the Registrant announcing its third quarter earnings results.

        A report on Form 8-K, dated October 31, 2001 was filed by the Registrant; such report contained information under Item 9 (Regulation FD Disclosure) and included as an exhibit a copy of a press release issued by the Registrant announcing the 200th installation of its EnSite 3000 System.

(c)
See Item 14(a)(3) above.

(d)
See Item 14(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Paul, Minnesota.

Date: March 29, 2002	ENDOCARDIAL SOLUTIONS, INC.
	By	/s/ JAMES W. BULLOCK James W. Bullock, President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2002.

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James W. Bullock, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Endocardial Solutions, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Signature	Title
/s/ JAMES W. BULLOCK James W. Bullock	President, Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)
/s/ GRAYDON E. BEATTY Graydon E. Beatty	Director
James E. Daverman	Director
/s/ ROBERT G. HAUSER, M.D. Robert G. Hauser, M.D.	Director
Warren S. Watson	Director
/s/ RICHARD D. RANDALL Richard D. Randall	Director
/s/ MARK WAGNER Mark Wagner	Director

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
3.2	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22233)
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
10.3
Master Lease Agreement dated November 14, 1994, as amended, between the Company and Comdisco, Inc., with Exhibits (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.4*
Amended and Restated 1993 Long Term Incentive and Stock Option Plan, as amended May 15, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22233))
10.5*
Directors' Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.6*
1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.7
Investment Agreement dated April 26, 1996 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))

10.8
Amended and Restated Investors Rights Agreement dated January 31, 1995, together with Amendments thereto dated March 1, 1995 and April 26, 1996, respectively, between the Company and the holders of the Company's Series A and Series B Preferred Stock (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.9
Stock Purchase Agreement between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.10
Purchase Agreement between the Company, Piper Jaffray Inc., and Volpe, Welty & Company LLC (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-1, dated January 29, 1997, as amended on March 5, 1997, March 13, 1997 and March 18, 1997 (File No. 333-20677))
10.11
Distribution/Supply Agreement, dated September 8, 1997, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, dated July 23, 1997, as amended on January 9, 1998, June 4, 1998 and July 31, 1998 (File No. 333-31927))
10.12
License Agreement, dated January 30, 1998, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as amended on July 31, 1998 (File No. 0-22233))
10.13
Master Lease Agreement dated May 4, 1998, between the Company and Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22233))
10.14
Amendment to Distribution/Supply Agreement dated December 11, 1998 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.15
Note Purchase Agreement dated February 2, 1999, between the Company and Medtronic Asset Management, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.16
Warrant, dated February 2, 1999, to purchase shares of common stock, issued by the Company to Medtronic Asset Management, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.17
Extension of Lease Commitment, dated February 12, 1999, by Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22233))
10.18
Securities Purchase Agreement dated July 9, 1999, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))
10.19
Registration Rights Agreement dated July 9, 1999, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22233))
10.20
Third Amendment, dated March 31, 2000, to the Distribution/Supply Agreement between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-22233))

10.21
Form of Stock Purchase Agreement, dated June 27, 2000, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-22233))
10.22*
Employment and Noncompetition Agreement, dated as of November 3, 2000, between the Company and James W Bullock (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.23*
Employment and Noncompetition Agreement, dated as of November 3, 2000, between the Company and Michael D. Dale (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.24*
Change in Control Agreement, dated November 3, 2000, between the Company and James W Bullock (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.25*
Form of Change in Control Agreement dated November 3, 2000, between the Company and each of Graydon Beatty, Frank Callaghan, Michael Dale, and Richard Omilanowicz. (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.26
Amendment No. 5, dated August 2, 1999, to the Real Property Lease dated September 15, 1993 between the Company and the Port Authority of St. Paul (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.27
Amendment No. 6, dated January 29, 2001, to the Real Property Lease dated September 15, 1993 between the Company and Place & Plaza LLC (acquired from the Port Authority of St. Paul) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.28*
Stock Purchase and Restriction Agreement, dated January 22, 2001, by and between the Company and Michael Dale (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.29
Form of Stock Purchase Agreement, dated March 22, 2001, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.30
Stock Purchase Warrant, dated March 26, 2001, between the Company and U.S. Bancorp Piper Jaffray (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22233))
10.31
Fourth Amendment to the Distribution/Supply Agreement dated September 4, 1997 between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22233))
10.32
Loan and Security Agreement dated June 28, 2001, between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22233))
10.33
Warrant to Purchase Stock, dated June 28, 2001, issued by the Company to Silicon Valley Bank (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22233))

10.34
Real Property Lease dated August 13, 2001 between the Company and Place & Plaza LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22233))
10.35	Form of Stock Purchase Agreement, dated February 25, 2002, among the Company and the Investors named therein (Filed herewith)
21	List of Subsidiaries (Filed herewith)
23	Consent of Ernst & Young LLP (Filed herewith)
24	Power of Attorney (included on signature page)
99	Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 (Filed herewith)

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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Auditors
Endocardial Solutions, Inc. Consolidated Balance Sheets
Endocardial Solutions, Inc. Consolidated Statements of Operations
Endocardial Solutions, Inc. Consolidated Statements of Cash Flows
Endocardial Solutions, Inc. Notes to Consolidated Financial Statements December 31, 2001
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