Form 10-Q
period 2002-03-31
ENDOCARDIAL SOLUTIONS INC
filed 2002-05-15
CIK 940659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒            Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

☐            Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to       .

Commission File No. 0-22233

Endocardial Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1724963
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

1350 Energy Lane Suite 110 Saint Paul, Minnesota 55108	(651) 523-6900 (Registrant’s telephone number including area code)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	16,611,109
(Class)	(Number of Shares Outstanding at May 10, 2002)

INDEX

Endocardial Solutions, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Endocardial Solutions, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$10,192,700	$4,550,059
Short-term investments	—	—
Accounts Receivable, net of reserve for doubtful accounts (2002 — $60,000; 2001 — $60,000)	6,445,535	5,084,412
Inventories	3,056,908	2,733,145
Prepaid expenses and other current assets	475,457	554,202
Total current assets	20,170,600	12,921,818

Furniture and equipment	7,670,667	7,329,598
Less accumulated depreciation	(4,992,810)	(4,721,350)
	2,677,857	2,608,248

Deposits	48,059	49,947
Patents, net of accumulated amortization (2002 — $113,878; 2001 — $111,489)	17,420	19,809
Software development costs, net of accumulated amortization (2002 — $1,038,996; 2001 — $891,107)	49,296	197,185
Total assets	$22,963,232	$15,797,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,529,759	$2,287,338
Accrued salaries and expenses	1,293,295	2,363,200
Bank line of credit	750,000	750,000
Current portion of capital lease obligations	692,944	594,010
Current portion of deferred revenue	665,350	586,104
Total current liabilities	5,931,348	6,580,652

Long-term Liabilities:
Capital lease obligations	540,998	301,187
Deferred revenue	173,440	199,368
Total long-term liabilities	714,438	500,555

Stockholders’ equity:
Undesignated Preferred Stock, par value $.01 per share:
Authorized shares —10,000,000
Issued and outstanding shares-none	—	—
Common Stock, $.01 par value
Authorized shares —40,000,000
Issued and outstanding shares —March 31, 2002 —16,604,396; December 31, 2001 —14,934,624	166,044	149,346
Additional paid-in capital	89,072,306	79,707,845
Less notes receivable from officer	(371,250)	(371,250)
Accumulated deficit	(72,281,133)	(70,486,214)
Accumulated other comprehensive loss	(16,064)	(9,556)
Deferred compensation	(252,457)	(274,371)
Total stockholders’ equity	16,317,446	8,715,800
Total liabilities and stockholders’ equity	$22,963,232	$15,797,007

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Endocardial Solutions, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2002	2001

Revenue	$7,108,296	$4,602,166

Cost of goods sold	2,601,295	2,078,059
Gross margin	4,507,001	2,524,107

Operating expenses:
Research and development	1,306,921	1,013,327
General and administrative	613,821	590,445
Sales and marketing	4,377,121	3,413,896
Operating loss	(1,790,862)	(2,493,561)

Other income (expense):
Interest income	23,099	84,443
Interest expense	(27,156)	(81,993)
	(4,057)	2,450

Net loss for the period	$(1,794,919)	$(2,491,111)

Net loss per share — basic and diluted	$(0.12)	$(0.20)

Weighted average shares outstanding	15,490,930	12,466,559

See accompanying notes.

Endocardial Solutions, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2002	2001
Operating activities
Net loss	$(1,794,919)	$(2,491,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421,738	443,434
Amortization of deferred compensation	21,914	2,227
Changes in operating assets and liabilities:
Accounts Receivable	(1,378,528)	252,476
Inventory	(331,758)	494,235
Prepaid expenses and other assets	79,159	(489,022)
Accounts payable	244,030	74,303
Accrued salaries and expenses	(1,069,123)	(551,148)
Deferred revenue	54,442	(15,209)
Net cash provided by (used in) operating activities	(3,753,045)	(2,279,815)

Investing activities
Purchases of short-term investments	—	(2,894,128)
Maturities of short-term investments	—	2,400,000
Purchases of furniture and equipment	—	(163,587)
Patent expenditures	—	(650)
Software development costs	—	(295,777)
Proceeds from sale of equipment	—	—
Net cash provided by (used in) investing activities	—	(954,142)

Financing activities
Proceeds from notes payable	—	—
Proceeds from capital lease obligations	162,617	—
Principal payments on notes payable and capital lease obligations	(164,944)	(7,155,925)
Proceeds from issuance of common stock	9,381,158	7,277,115
Net cash provided by (used in) financing activities	9,378,831	121,190

Effect of exchange rate changes on cash	16,855	—

Increase (decrease) in cash and cash equivalents	5,642,641	(3,112,767)
Cash and cash equivalents at beginning of period	4,550,059	7,771,540
Cash and cash equivalents at end of period	$10,192,700	$4,658,773

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through capital lease obligations	$503,690	$—
Note receivable from officer	—	371,250

See accompanying notes.

Endocardial Solutions, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2001, contained in the Company’s Form 10-K.

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

4.             Stock Offering

In February 2002, the Company received proceeds of $10,000,000 from a private placement of 1,666,667 shares of its common stock at a price of $6.00 per share, to accredited investors.

5.             Segment Reporting

Sales by geographic destination as a percentage of total sales were as follows for the three months ended March 31:

	2002	2001
Domestic	70%	86%
International:
Europe	22%	8%
Asia Pacific	5%	2%
Canada	3%	4%

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

Results of Operations

General.  Net losses decreased to $1,794,919 or $.12 per share, for the three months ended March 31, 2002, compared to $2,491,111 or $.20 per share, for the same period in 2001.  The Company expects losses to continue at least through first quarter of 2002.  The Company is in a period of growth in sales and marketing expenses related to market penetration, including increases in personnel costs.  The Company believes that it will still post an overall loss for the year 2002, but is expecting to show a profit for its fourth quarter of 2002.

Revenue and Cost of Goods Sold.  Worldwide revenue for the three months ended March 31, 2002 was approximately $7.1 million, a $2.5 million, or 54%, increase over the same period in 2001.  In the U.S., revenues increased approximately $996,000, or 25%, for the three months ended March 31, 2002, compared to the same period in 2001.  Approximately $975,000 of the U.S. revenue increase came from EnSite catheter sales, while unit sales increased approximately 51% over 2001.

  International revenues increased approximately $1.5 million, or 240%, for the three months ended March 31, 2002, compared to the same period in 2001.  International revenues include sales direct to the end-user in Europe and Canada, and to distributors in Europe and Asia Pacific.  These revenues during the three months ended March 31, 2002, compared to the same period in 2001, were higher due to higher average selling prices on both the EnSite catheter and EnSite clinical workstation in Europe.   Sales in Europe during this period in 2001 were performed by a distributor, versus a majority of the sales in 2002 were made directly to the end-user.

Other revenue, which represents 5.4% and 6.1% of worldwide sales for the three month periods ending March 31, 2002 and 2001, respectively, includes revenue generated from extended service contracts, repairs and accessories sales related to the EnSite System.

EnSite clinical workstation revenue was approximately $3.3 million for the first quarter of 2002, compared to $2.4 million for the same period in 2001.  The increase is due mainly to the higher sales of the EnSite clinical workstation internationally compared to last year’s comparable period, or an increase of 500%.  Domestic revenues accounted for 61% of total EnSite clinical workstation sales for the March 31, 2002 quarter end, compared to 88% for the same period in 2001.  The Company expects EnSite clinical workstation revenue will be approximately 35% to 40% of total revenues in 2002.

EnSite catheter revenue was approximately $3.6 million for the quarter ended March 31, 2002, compared to $2.1 million for the same period in 2001, or an increase of 69%.  Domestic revenue accounted for 78% of total EnSite catheter sales for the March 31, 2002 quarter end, compared to 86% for the same period in 2001.  The Company expects EnSite catheter revenue will be approximately 60% to 65% of total revenues in 2002.

Cost of goods sold was approximately $2.6 million and $2.1 million for the quarters ended March 31, 2002 and 2001, respectively.

The gross profit margin was 63% for the three months ended March 31, 2002, compared with 55% during the same period in 2001.  The increase in margins is mainly attributed to better absorption of manufacturing overhead from the growth in domestic sales during the comparable periods.  Additionally, the Company’s margins on its domestic and international sales are substantially higher for the three months ended March 31, 2002, compared to the same period in 2001, due to sales in Europe during this period in 2001 were performed by a distributor, versus a majority of the sales in 2002 were made directly to the end-user.  Also, EnSite catheter margin for the three months ended March 31, 2002, increased approximately fourteen percentage points above last year’s margin for the same period.  The Company expects gross profit margins will be, in aggregate, three to four percentage points higher during the remaining nine months in 2002.

Research and Development Expenses.  Research and development expenses include compensation and benefit costs within the clinical, software, hardware, catheter and applied research departments as well as costs associated with regulatory expenses.  Research and development expenses were $1,306,921 for the three month period ended March 31, 2002, compared to $1,013,327 during the same period in 2001, an increase of approximately $294,000.  This increase in expense is attributed to the Company’s left atrium study.  The Company believes research and development expenditures will be in the range of $1.4 to $1.5 million per quarter for the remaining quarters of 2002.

General and Administrative Expenses.  General and administrative expenses were $613,821 and $590,445 for the three months ended March 31, 2002 and 2001, respectively, an increase of approximately $23,000.  The increase is due primarily to an increase in professional services expenses.  The Company expects general and administrative expenses to be approximately $650,000 per quarter for the remaining quarters of 2002.

Sales and Marketing Expenses.  Sales and marketing expenses were $4,377,121 during the three months ended March 31, 2002, and $3,413,896 during the same period in 2001, an increase of approximately $963,000.  The increase is primarily attributable to increases in personnel and costs associated with building and training of the U.S. and European sales and clinical team.  As the Company continues to penetrate the U.S. and European markets, sales and marketing expenses are expected to be in the $4.2 to $4.6 million range per quarter for the remaining quarters of 2002 as additional headcount is added in both the selling and field clinical engineering areas.

Interest Income and Expense.  Interest income was $23,099 and $84,443 for the three months ended March 31, 2002 and 2001, respectively.  The decrease for the three months ended March 31, 2001 was due to lower average cash and cash equivalent balances and lower interest rates.  Interest expense was $27,156 and $81,993 for the three months ended March 31, 2002 and 2001, respectively.  The decrease is directly related to the repayment of a $7 million loan to Medtronic during February 2001.

Liquidity and Capital Resources.

The Company’s operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $89.2 million.  As of March 31, 2002 and December 31, 2001, the Company had cash, cash equivalents and short-term investments of approximately $10.2 million and $4.6 million, respectively.

For the three months ended March 31, 2002, the Company used cash of approximately $3.8 million for operations, compared to approximately $2.3 million for the same period in 2001.  The Company saw an increase in its accounts receivable balances of approximately $1.4 million from December 31, 2001.  The increase in accounts receivable is attributed to the Company’s direct selling efforts in Europe and the timing of first quarter 2002 sales in relation to the payment terms of these sales.  Inventories increased approximately $332,000 since December 31, 2001.  The Company believes inventory balances will grow slightly during the remaining nine months of 2002 due to increases in catheter production as 2002 total revenues are expected to increase 47% to 49% over 2001 total revenues.  Accounts payable increased approximately $244,000 since December 31, 2001.  The Company expects accounts payable to grow during the remaining nine months of 2002 as operating and production expenses increase to support revenue growth.  Accrued salaries and related expenses decreased approximately $1.1 million since December 31, 2001.  A majority of this decline is attributed to the payout of the 2001 annual performance bonus.  The Company expects this accrual balance to increase during the remaining nine months of 2002, as it accrues the 2002 annual performance compensation for payment in the first quarter of 2003.  The Company had no short-term investment portfolio as of March 31, 2002 and December 31, 2001.  A majority of the Company’s available cash was in money market funds due to the inability to attain higher rates of interest in short-term investments dictated by the Company’s investment policy.

In January 1999, the Company announced a financing agreement with Medtronic, Inc.  Under the agreement, the Company received $7 million from Medtronic Asset Management, which was repaid by February 2001.

In March 2001, the Company received proceeds of $7,347,000 from a private placement of 2,449,666 shares of its common stock to accredited investors.  The placement was priced at $3.00 per share.  In June 2001, the Company announced a $3.5 million credit facility agreement with Silicon Valley Bank, consisting of a $1.5 million capital lease line and a $2 million revolving line of credit.  The credit facility expires in June of 2002, but the Company expects to be able to renew the facility under similar terms.  As of March 31, 2002 the Company has drawn $856,093 on the capital lease line and has $750,000 outstanding on the revolving line of credit.  The agreement specifies certain restrictive covenants, which the Company was in compliance with as of March 31, 2002.

In February 2002, the Company received proceeds of $10,000,000 from a private placement of 1,666,667 shares of its common stock to accredited investors.  The placement was priced at $6.00 per share.

The Company believes that its existing cash, cash equivalents, short-term investments and bank financing will be sufficient to fund the operations of the Company to profitability, which the Company anticipates will occur in the fourth quarter of 2002.  If the Company achieves profitability as expected, the need for additional financing is not presently anticipated.  The Company’s future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company’s products, the results of clinical trials and competition, the extent to which the Company’s EnSite System gains market acceptance, the costs, timing and method of expansion of sales, marketing, research and development and manufacturing activities and the ability of the Company to obtain additional bank financing.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below.  However, application of these assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition.  Revenue from the sale of the Company’s EnSite clinical workstation is recognized at the time of shipment in instances where the Company has evidence of a contract, the fee charged is fixed and determinable, and collection is probable.  Revenue from service and customer support contracts is deferred and recognized ratably over the period the services are provided.  The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” provides guidance on the application of generally accepted accounting principals to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 101.

Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  The estimated allowance is based on management’s review of accounts receivable balances sales and historic write offs.

Inventories and Related Allowance for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost or market and have been reduced by an allowance for excess and obsolete inventories.  The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

New Accounting Standards.  In October 2001, The FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for fiscal years beginning after June 15, 2002.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business.  The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

Cautionary Statement

Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  When used in this Form 10–Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases “believes,” “anticipates,” “expects,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements.  These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, the following:  risks associated with the successful development and commercialization of a new technology; continued clinical testing experience; uncertainty of obtaining Food and Drug Administration and international regulatory clearances; uncertainty of availability of treatments employing the Company’s EnSite system; uncertainty of market acceptance of the EnSite System; training requirements for electrophysiologists; the uncertainty of the ability to diagnose and treat atrial fibrillation; the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the Company’s dependence on patents and proprietary technology; risks associated with the Company’s limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System.  These factors are discussed in the cautionary statements included in Exhibit 99 to our Form 10-K for the year ended December 31, 2001.  Other forward-looking statements are found in the Company’s disclosures about market risk.  The Company cautions investors and others to review the statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Exhibit 99 and in the Company’s other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company’s business and results of operations.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

The Company had approximately $10.2 million of cash and investments as of March 31, 2002.  Substantially all of the investments were U.S.  government or investment grade, fixed income securities from domestic issuers.  Because of the credit risk criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk.  The Company does not use derivative financial instruments to manage interest rate risk or to speculate on futures changes in interest rates.  A rise in interest rates could negatively affect the fair value of the Company’s investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company’s investments, management believes that such an increase in interest rates would not have a material impact on the Company’s future earnings or cash flows.  Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies.  Therefore, management does believe that Company is exposed to any material foreign currency exchange rate risk.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

In February 2002, the Company completed the sale in a private placement of 1,666,667 shares of its common stock to accredited investors at a price of $6.00 per share, for proceeds of $10,000,000.  The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Pursuant to the terms of the stock purchase agreement, these shares were registered for resale pursuant to the Securities Act of 1933.  Proceeds from the sale of these shares will be used for general working capital including expenses associated with new product development.

Item 6.  Exhibits and Reports on Form 8–K

(a)           Exhibits

Exhibit	Description
10.1

Form of Stock Purchase Agreement, dated February 25, 2002, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

(b)	Reports on Form 8-K

Reports on Form 8-K were filed by the Company on January 16, 2002, January 23, 2002 and February 27, 2002; each report contained information disclosed pursuant to Regulation FD under Item 9 and included as exhibits copies of three press releases issued by the Company announcing the appointment of a new Director, announcing its fourth quarter and year-end 2001 earnings results and announcing the sale of common stock through a private placement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOCARDIAL SOLUTIONS, INC.

Dated:  May 14, 2002                                                                           By:  /s/ JAMES W. BULLOCK

                James W. Bullock
                President and Chief Executive Officer
                (Principal Executive, Financial and
                Accounting Officer)