Form 10-Q
period 2002-06-30
ENDOCARDIAL SOLUTIONS INC
filed 2002-08-14
CIK 940659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0–22233

Endocardial Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1724963
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

1350 Energy Lane Suite 110 Saint Paul, Minnesota 55108	(651) 523-6900
(Address of principal executive offices and zip code)	(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	16,616,473
(Class)	(Number of Shares Outstanding at August 9, 2002

INDEX

Endocardial Solutions, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Endocardial Solutions, Inc.

Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$6,102,323	$4,550,059
Short-term investments	—	—
Accounts Receivable, net of reserve for doubtful accounts (2002 — $60,000; 2001 — $60,000)	8,635,845	5,084,412
Inventories	3,712,896	2,733,145
Prepaid expenses and other current assets	621,644	554,202
Total current assets	19,072,708	12,921,818

Furniture and equipment	7,997,606	7,329,598
Less accumulated depreciation	(5,265,970)	(4,721,350)
	2,731,636	2,608,248

Deposits	49,125	49,947
Patents, net of accumulated amortization (2002 — $116,210; 2001 — $111,489)	15,088	19,809
Software development costs, net of accumulated amortization (2002 — $1,088,292; 2001 — $891,107)	—	197,185
Total assets	$21,868,557	$15,797,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,224,598	$4,650,538
Bank line of credit	750,000	750,000
Current portion of capital lease obligations	673,267	594,010
Current portion of deferred revenue	746,324	586,104
Total current liabilities	6,394,189	6,580,652

Long-term Liabilities:
Capital lease obligations	615,606	301,187
Deferred revenue	206,627	199,368
Total long-term liabilities	822,233	500,555

Stockholders’ equity:
Undesignated Preferred Stock, par value $.01 per share:
Authorized shares-10,000,000
Issued and outstanding shares-none	—	—
Common Stock, $.01 par value
Authorized shares-40,000,000
Issued and outstanding shares-June 30, 2002-16,615,640; December 31, 2001-14,934,624	166,156	149,346
Additional paid-in capital	89,094,997	79,707,845
Less notes receivable from officer	(371,250)	(371,250)
Accumulated deficit	(74,211,008)	(70,486,214)
Accumulated other comprehensive income/(loss)	217,582	(9,556)
Deferred compensation	(244,342)	(274,371)
Total stockholders’ equity	14,652,135	8,715,800
Total liabilities and stockholders’ equity	$21,868,557	$15,797,007

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Endocardial Solutions, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenue	$7,531,826	$5,577,704	$14,640,122	$10,179,870

Cost of goods sold	2,789,072	2,223,112	5,390,366	4,301,171
Gross margin	4,742,754	3,354,592	9,249,756	5,878,699

Operating expenses:
Research and development	1,287,046	1,456,515	2,593,968	2,469,842
General and administrative	677,754	602,961	1,291,575	1,193,406
Sales and marketing	4,700,282	3,826,037	9,077,403	7,239,933
Operating loss	(1,922,328)	(2,530,921)	(3,713,190)	(5,024,482)

Other income (expense):
Interest income	26,262	90,970	49,361	175,413
Interest expense	(33,809)	(22,528)	(60,965)	(104,521)
	(7,547)	68,442	(11,604)	70,892

Net loss for the period	$(1,929,875)	$(2,462,479)	$(3,724,794)	$(4,953,590)

Net loss per share — basic and diluted	$(0.12)	$(0.17)	$(0.23)	$(0.36)

Weighted average shares outstanding	16,610,509	14,809,361	16,050,720	13,637,960

See accompanying notes.

Endocardial Solutions, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Operating activities
Net loss	$(1,929,875)	$(2,462,479)	$(3,724,794)	$(4,953,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324,788	402,762	746,526	846,196
Amortization of deferred compensation	22,515	15,357	44,429	17,584
Loss on disposal of equipment	—	6,344	—	6,344
Changes in operating assets and liabilities:
Accounts Receivable	(1,946,849)	329,526	(3,325,377)	582,002
Inventory	(647,700)	125,150	(979,458)	619,385
Prepaid expenses and other assets	(118,567)	(84,255)	(39,409)	(573,277)
Accounts payable and acrrued expenses	177,128	1,028,672	(647,965)	551,827
Deferred revenue	99,527	42,717	153,970	27,508
Net cash provided by (used in) operating activities	(4,019,033)	(596,206)	(7,772,078)	(2,876,021)

Investing activities
Purchases of short-term investments	—	(44,623)	—	(2,938,752)
Maturities of short-term investments	—	52,258	—	2,452,258
Purchases of furniture and equipment	(94,659)	96,224	(94,659)	(67,363)
Patent expenditures	—	—	—	(650)
Software development costs	—	—	—	(295,777)
Proceeds from sale of equipment	—	—	—	—
Net cash provided by (used in) investing activities	(94,659)	103,859	(94,659)	(850,284)

Financing activities
Proceeds from notes payable	—	—	—	—
Proceeds from capital lease obligations	—	—	162,617	—
Principal payments on notes payable and capital lease obligations	(166,210)	(159,505)	(331,154)	(7,315,430)
Proceeds from issuance of common stock	8,404	(84,546)	9,389,562	7,192,570
Net cash provided by (used in) financing activities	(157,806)	(244,051)	9,221,025	(122,860)

Effect of exchange rate changes on cash	181,121	—	197,976	—

Increase (decrease) in cash and cash equivalents	(4,090,377)	(736,398)	1,552,264	(3,849,165)
Cash and cash equivalents at beginning of period	10,192,700	4,658,773	4,550,059	7,771,540
Cash and cash equivalents at end of period	$6,102,323	$3,922,375	$6,102,323	$3,922,375

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment and inventory through capital lease obligations	$221,140	$273,275	$724,830	$273,275
Note receivable from officer	$—	$—	$—	$371,250

See accompanying notes.

Endocardial Solutions, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2001, contained in the Company’s Form 10–K.

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

5.             Segment Reporting

Sales by geographic destination as a percentage of total sales were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Domestic	80%	85%	75%	85%
International:
Europe	12%	8%	16%	8%
Asia Pacific	4%	5%	5%	4%
Canada/Mexico	4%	2%	4%	3%

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

Results of Operations

General.  Net losses decreased to $1,929,875 or $.12 per share, for the three months ended June 30, 2002, compared to $2,462,479 or $.17 per share, for the same period in 2001.  For the six months ended June 30, 2002, net losses were $3,724,794, or $.23 per share, as compared to $4,953,590, or $.36 per share, for the same period in 2001.  The Company expects losses to continue at least through first quarter of 2003.  The Company is in a period of growth in sales and marketing expenses related to market penetration, including increases in personnel costs.  The net loss increase over first quarter of 2002 is attributed to slightly lower catheter production during the quarter and to higher travel costs related to our direct selling personnel.

Revenue and Cost of Goods Sold.  Worldwide revenue for the three months ended June 30, 2002 was approximately $7.5 million, a $2 million, or 35%, increase over the same period in 2001.  For the six months ended June 30, 2002, worldwide revenue was approximately $14.6 million, a $4.5 million, or 44%, increase over the same period in 2001.  In the U.S. revenues increased approximately $1.3 million, or 27%, for the three months ended June 30, 2002, compared to the same period in 2001.  For the six months ended June 30, 2002, U.S. revenues increased approximately $2.3 million, or 26%, compared to the same period in 2001.  Approximately $1.1 million of the $1.3 million and $2.1 million of the $2.3 million revenue increase in the U.S. for the three and six months ended June 30, 2002, compared to the same period in 2001, came from EnSite catheter sales, where unit sales increased approximately 49% and 51% over 2001 comparable periods, respectively.

International revenues increased approximately $668,000, or 78%, for the three months ended June 30, 2002, compared to the same period in 2001.  For the six months ended June 30, 2002, international revenues increased approximately $2.2 million, or 147%, compared to the same period in 2001.  International revenues include sales direct to the end-user in Europe and Canada, and to distributors in Europe, Asia Pacific and Mexico.  These revenues were higher due directly to higher average selling prices on both the EnSite catheter and EnSite clinical workstation in Europe.   Sales in Europe during the period in 2001 were done exclusively through a distributor versus a majority of the sales in 2002 done direct to the end-user.

Other revenue, which represents 5.6% and 6.3% of worldwide sales for the three month periods ending June 30, 2002 and 2001, respectively, includes revenue generated from extended service contracts, repairs and accessories sales related to the EnSite System.  For the six months ended June 30, 2002, other revenue represented 5.5% of worldwide sales, compared to 6.2% for the same period in 2001.

EnSite clinical workstation revenue was approximately $3.3 million for the second quarter of 2002, compared to $2.8 million for the same period in 2001.  For the six months ended June 30, 2002, EnSite clinical workstation revenue was approximately $6.7 million, compared to $5.2 million for the same period in 2001.  The increase is due mainly to the higher sales of the EnSite clinical workstation internationally compared to last year’s six month period, an increase of 183%.  Domestic revenues accounted for 78% and 70% of total EnSite clinical workstation sales for the three and six months ended June 30, 2002, compared to 87% and 88% for the same period in 2001, respectively.  The Company expects EnSite clinical workstation revenue will be approximately 35% to 40% of total revenues in 2002.

EnSite catheter revenue was approximately $4 million for the quarter ended June 30, 2002, compared to $2.6 million for the same period in 2001, or an increase of 52%.  For the six months ended June 30, 2002, EnSite catheter revenue was approximately $7.6 million, compared to $4.8 million for the same period in 2001, or an increase of 60%.  Domestic revenue accounted for 82% and 80% of total EnSite catheter sales for the three and six months ended June 30, 2002, compared to 84% and 84% for the same period in 2001, respectively.  The Company expects EnSite catheter revenue will be approximately 60% to 65% of total revenues in 2002.

Cost of goods sold including over/under absorbed manufacturing expenses was approximately $2.8 million and $2.2 million for the three months ended June 30, 2002 and 2001, respectively.  For the six months ended June 30, 2002, cost of goods sold was approximately $5.4 million, compared to $4.3 million for the same period in 2001.

The gross profit margin was 63.0% for the three months ended June 30, 2002, compared with 60.1% during the same period in 2001.  For the six months ended June 30, 2002, gross profit margin was 63.2%, compared to 57.7% for the same period in 2001.  The increase in margins is mainly attributed to the better EnSite catheter absorption of manufacturing overhead from the growth in domestic sales during the comparable periods.  Additionally, the Company’s margins on its domestic and international sales are substantially higher for the six months ended June 30, 2002, compared to the same period in 2001, due to sales in Europe during the period in 2001 done exclusively through a distributor versus a majority of the sales in 2002 done direct to the end-user.  The Company expects gross profit margins will be, in aggregate, two to three percentage points higher during the remaining six months in 2002.

Research and Development Expenses.  Research and development expenses include compensation and benefit costs within the clinical, software, hardware, catheter and applied research departments as well as costs associated with regulatory expenses.  Research and development expenses were approximately $1.3 million for the three month period ended June 30, 2002, compared to $1.5 million during the same period in 2001, a decrease of approximately $169,000.  This decrease in expense is attributed to the Company’s left atrium study startup costs in the second quarter of 2001.  For the six months ended June 30, 2002, research and development expenses were approximately $2.6 million, compared to $2.5 million for the same period in 2001, an increase of approximately $130,000.  The Company believes research and development expenditures will be in the range of $1.4 to $1.5 million per quarter for the remaining quarters of 2002.

General and Administrative Expenses.  General and administrative expenses were approximately $678,000 and $603,000 for the three months ended June 30, 2002 and 2001, respectively, an increase of approximately $75,000.  The increase is due primarily to an increase in professional services expense and recruitment costs.  For the six months ended June 30, 2002, general and administrative expenses were approximately $1.3 million, compared to $1.2 million for the same period in 2001, an increase of approximately $98,000.  The Company expects general and administrative expenses to be approximately $650,000 to $675,000 per quarter for the remaining quarters of 2002.

Sales and Marketing Expenses.  Sales and marketing expenses were approximately $4.7 million during the three months ended March 31, 2002, and $3.8 million during the same period in 2001, an increase of approximately $874,000.  The increase is primarily attributable to increases in personnel and costs associated with building and training of the U.S. and European sales and clinical team.  For the six months ended June 30, 2002, sales and marketing expenses were approximately $9.1 million, compared to $7.2 million for the same period in 2001, an increase of approximately $1.8 million.  As the Company continues to penetrate the U.S. and European markets, sales and marketing expenses are expected to be in the $4.5 to $4.7 million range per quarter for the remaining quarters of 2002 as additional headcount is added in both the selling and field clinical engineering areas.

Interest Income and Expense.  Interest income was approximately $26,000 and $91,000 for the three months ended June 30, 2002 and 2001, respectively.  For the six months ended June 30, 2002, interest income was approximately $49,000, compared to $175,000 million for the same period in 2001.  The decrease for the three and six months ended June 30, 2002 was due to lower average cash and cash equivalent balances and lower interest rates.  Interest expense was approximately $34,000 and $23,000 for the three months ended June 30, 2002 and 2001, respectively.  For the six months ended June 30, 2002, interest expense was approximately $61,000, compared to $105,000 for the same period in 2001.  The six month year-to-year decrease is directly related to the repayment of the loan to Medtronic during February 2001, while the three month year-to-year increase is due to higher debt balance.

Liquidity and Capital Resources.

The Company’s operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $89.3 million.  As of June 30, 2002 and December 31, 2001, the Company had cash, cash equivalents and short-term investments of approximately $6.1 million and $4.6 million, respectively.

For the three and six months ended June 30, 2002, the Company used cash of approximately $4 million and $7.8 million for operations, compared to approximately $596,000 and $2.9 million for the same period in 2001, respectively.  The Company saw an increase in its accounts receivable balances of approximately $1.9 million and $3.3 million for the three and six months ended June 30, 2002.  The increase in accounts receivable is attributed to the Company’s direct selling efforts in Europe and the timing of second quarter 2002 sales in relation to the payment terms of these sales.  Inventories increased approximately $648,000 and $980,000 for the three and six months ended June 30, 2002.  The Company believes inventory balances will decrease slightly during the remaining six months of 2002 as of a result of slightly slower growth in catheter production as 2002 total revenues are expected to increase 30% to 32% over 2001 total revenues.  Accounts payable and accrued expenses increased approximately $177,000 for the three months ended June 30, 2002 and decreased $648,000 for the six months ended June 30, 2002.  The Company expects accounts payable and accrued expenses to grow during the remaining six months of 2002 as operating and production expenses increase to support revenue growth and as it continues to accrue the 2002 annual performance compensation for payment in the first quarter of 2003.  The Company had no short-term investment portfolio as of June 30, 2002 and December 31, 2001.  A majority of the Company’s available cash was in money market funds due to the inability to attain higher rates of interest in short-term investments dictated by the Company’s investment policy.

In January 1999, the Company announced a financing agreement with Medtronic, Inc.  Under the agreement, the Company received $7 million from Medtronic Asset Management, which was repaid in February 2001.

In March 2001, the Company received proceeds of $7,347,000 from a private placement of 2,449,666 shares of its common stock to accredited investors.  The placement was priced at $3.00 per share.  In June 2001, the Company announced a $3.5 million credit facility agreement with Silicon Valley Bank, consisting of a $1.5 million capital lease line and a $2 million revolving line of credit.  In April 2002 the Company modified the loan agreement with Silicon Valley Bank related to the revolving line of credit.  The line was increased to $3 million and was renewed for a one year period.  The capital lease line has expired and the Company expects to be able to renew the facility under similar terms.  As of June 30, 2002 the Company has drawn $1,077,234 on the capital lease line and has $750,000 outstanding on the revolving line of credit.  The agreement specifies certain restrictive covenants, which the Company was in compliance with as of June 30, 2002.

In February 2002, the Company received proceeds of $10,000,000 from a private placement of 1,666,667 shares of its common stock to accredited investors.  The placement was priced at $6.00 per share.

The Company believes that its existing cash, cash equivalents, short-term investments and bank financing will be sufficient to fund the operations of the Company through fourth quarter of 2002.  The Company’s future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company’s products, the results of clinical trials and competition, the extent to which the Company’s EnSite System gains market acceptance, the costs, timing and method of expansion of sales, marketing, research and development and manufacturing activities and the ability of the Company to obtain additional bank financing.

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

Cautionary Statement

Except for the historical information contained herein, this Quarterly Report on Form 10–Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  When used in this Form 10–Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases “believes,” “anticipates,” “expects,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements.  These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, the following:  risks associated with the successful development and commercialization of a new technology; continued clinical testing experience; uncertainty of obtaining Food and Drug Administration and international regulatory clearances; uncertainty of availability of treatments employing the Company’s EnSite system; uncertainty of market acceptance of the EnSite System; training requirements for electrophysiologists; the uncertainty of the ability to diagnose and treat atrial fibrillation; the expectation of future losses; significant competition and rapid technological change in the tachycardia diagnostic market; risks associated with the Company’s dependence on patents and proprietary technology; risks associated with the Company’s limited manufacturing experience and dependence on suppliers; and the uncertainty of third-party reimbursement for diagnostic medical procedures employing the EnSite System.  These factors are discussed in the cautionary statements included in Exhibit 99 to our Form 10–K for the year ended December 31, 2001.  Other forward-looking statements are found in the Company’s disclosures about market risk.  The Company cautions investors and others to review the statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Exhibit 99 and in the Company’s other reports filed with the Securities and Exchange Commission and that other factors may prove to be important in affecting the Company’s business and results of operations.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

The Company had approximately $6.1 million of cash and investments as of June 30, 2002.  Substantially all of the investments were U.S.  government or investment grade, fixed income securities from domestic issuers.  Because of the credit risk criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk.  The Company does not use derivative financial instruments to manage interest rate risk or to speculate on futures changes in interest rates.  A rise in interest rates could negatively affect the fair value of the Company’s investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company’s investments, management believes that such an increase in interest rates would not have a material impact on the Company’s future earnings or cash flows.  Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies.  Therefore, management does believe that Company is exposed to any material foreign currency exchange rate risk.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s stockholders was held on May 14, 2002.  At the meeting, stockholders voted on the reelection of three directors for terms expiring at the Annual Meeting of the Company in 2005.  Each of the directors was reelected by a vote as follows:  Robert G. Hauser, M.D. received 10,545,423 votes “For” and 1,975,345 votes were “Withheld”; Mark T. Wagner received 12,118,623 votes “For” and 402,145 votes were “Withheld”; Warren S. Watson received 10,553,993 votes “For” and 1,966,775 votes were “Withheld”.   The Company’s 1993 Long Term Incentive and Stock Option Plan was amended to increase the number of shares authorized for issuance under the Plan by 750,000 with 7,550,757 votes in favor, 616,333 votes against, 159,870 abstentions and 4,193,808 broker non-votes.  The Company’s Directors’ Stock Option Plan was amended to increase the number of shares authorized for issuance under the Plan by 100,000 with 7,546,392 votes in favor, 614,998 votes against, 165,570 abstentions and 4,193,808 broker non-votes.

Item 6.  Exhibits and Reports on Form 8–K

(a)           Exhibits

Exhibit	Description
10.1	Loan Modification Agreement dated April 19, 2002, between the Company and Silicon Valley Bank

10.2	1993 Long Term Incentive and Stock Option Plan (as amended May 14, 2002)

10.3	Directors’ Stock Option Plan (as amended May 14, 2002)

99.1	Certification of the CEO and principal financial officer dated on August 14, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

                A current report on Form 8-K was filed by the Company on April 22, 2002; such report contained information disclosed pursuant to Regulation FD under Item 9 and included as an exhibit the press release issued by the Company announcing its first quarter 2002 earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOCARDIAL SOLUTIONS, INC.

Dated: August 14, 2002	By:	/s/ JAMES W. BULLOCK
James W. Bullock
President and Chief Executive Officer
(Principal Executive, Financial and
Accounting Officer)