Form 10-Q
period 2002-09-30
ENDOCARDIAL SOLUTIONS INC
filed 2002-11-15
CIK 940659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒                                 Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

☐                                  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to       .

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
Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	16,616,473
(Class)	(Number of Shares Outstanding at November 6, 2002

INDEX

Endocardial Solutions, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Endocardial Solutions, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2002	2001
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$3,894,724	$4,550,059
Short-term investments	—	—
Accounts Receivable, net of reserve for doubtful accounts (2002 - $60,000; 2001 - $60,000)	6,799,114	5,084,412
Inventories	3,837,976	2,733,145
Prepaid expenses and other current assets	1,026,328	554,202
Total current assets	15,558,142	12,921,818

Furniture and equipment	8,404,666	7,329,598
Less accumulated depreciation	(5,622,176)	(4,721,350)
	2,782,490	2,608,248

Deposits	49,452	49,947
Patents, net of accumulated amortization (2002 - $118,426; 2001 - $111,489)	12,872	19,809
Software development costs, net of accumulated amortization (2002 - $1,088,292; 2001 - $891,107)	—	197,185
Total assets	$18,402,956	$15,797,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,670,156	$4,650,538
Bank line of credit	1,000,000	750,000
Current portion of capital lease obligations	572,786	594,010
Current portion of deferred revenue	877,527	586,104
Total current liabilities	6,120,469	6,580,652

Long-term Liabilities:
Capital lease obligations	469,053	301,187
Deferred revenue	325,296	199,368
Total long-term liabilities	794,349	500,555

Stockholders’ equity:
Undesignated Preferred Stock, par value $.01 per share:
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common Stock, $.01 par value
Authorized shares—40,000,000
Issued and outstanding shares—September 30, 2002—16,616,473; December 31, 2001—14,934,624	166,165	149,346
Additional paid-in capital	89,081,623	79,707,845
Less notes receivable from officer	(371,250)	(371,250)
Accumulated deficit	(77,328,682)	(70,486,214)
Accumulated other comprehensive income/(loss)	161,810	(9,556)
Deferred compensation	(221,528)	(274,371)
Total stockholders’ equity	11,488,138	8,715,800
Total liabilities and stockholders’ equity	$18,402,956	$15,797,007

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes requird by accounting principles generally accepted in the United States.

Endocardial Solutions, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenue	$5,508,414	$5,817,633	$20,148,536	$15,997,504

Cost of goods sold	2,040,840	2,287,088	7,431,206	6,588,261
Gross profit	3,467,574	3,530,545	12,717,330	9,409,243

Operating expenses:
Research and development	1,399,066	1,446,492	3,993,034	3,916,334
General and administrative	744,531	556,996	2,036,108	1,750,402
Sales and marketing	4,417,833	3,551,849	13,495,235	10,791,782
Operating loss	(3,093,856)	(2,024,792)	(6,807,047)	(7,049,275)

Other income (expense):
Interest income	15,740	56,275	65,102	231,689
Interest expense	(39,557)	(25,046)	(100,522)	(129,567)
	(23,817)	31,229	(35,420)	102,122

Net loss for the period	$(3,117,673)	$(1,993,563)	$(6,842,467)	$(6,947,153)

Net loss per share - basic and diluted	$(0.19)	$(0.13)	$(0.42)	$(0.50)

Weighted average shares outstanding	16,616,195	14,810,271	16,239,211	14,028,730

See accompanying notes.

Endocardial Solutions, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001
Operating activities
Net loss	$(3,117,673)	$(1,993,563)	$(6,842,467)	$(6,947,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	356,593	405,375	1,103,119	1,251,571
Amortization of deferred compensation	22,814	21,914	67,243	39,498
Loss on disposal of equipment	—	—	—	6,344
Changes in operating assets and liabilities:
Accounts Receivable	1,841,371	(1,080,565)	(1,484,006)	(498,563)
Inventory	(161,726)	(39,106)	(1,141,184)	580,279
Prepaid expenses and other assets	(390,080)	118,239	(429,489)	(455,037)
Accounts payable and accrued expenses	(572,583)	8,661	(1,220,548)	560,487
Deferred revenue	243,450	50,670	397,420	78,178
Net cash (used in) operating activities	(1,217,834)	(2,508,375)	(9,549,912)	(5,384,396)

Investing activities
Purchases of short-term investments	—	—	—	(2,938,753)
Maturities of short-term investments	—	3,474,082	—	5,926,341
Purchases of furniture and equipment	(394,008)	(214,346)	(488,667)	(281,709)
Patent expenditures	—	—	—	(650)
Software development costs	—	—	—	(295,777)
Net cash (provided by) investing activities	(394,008)	3,259,736	(488,667)	2,409,452

Financing activities
Proceeds from bank line of credit	250,000	—	250,000	—
Proceeds from capital lease obligations	—	—	162,617	—
Principal payments on notes payable and capital lease obligations	(247,033)	(140,154)	(578,187)	(7,455,584)
Proceeds from issuance of common stock	(13,366)	(36,806)	9,376,196	7,155,764
Net cash provided by (used in) financing activities	(10,399)	(176,960)	9,210,626	(299,820)

Effect of exchange rate changes on cash	(25,359)	—	172,617	—

Increase (decrease) in cash and cash equivalents	(2,207,600)	574,401	(655,336)	(3,274,764)
Cash and cash equivalents at beginning of period	6,102,323	3,922,375	4,550,059	7,771,540
Cash and cash equivalents at end of period	$3,894,723	$4,496,776	$3,894,723	$4,496,776

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment and inventory through capital lease obligations	$—	$79,128	$724,830	$352,403

Endocardial Solutions, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2001, contained in the Company’s Form 10–K.

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

5.             Segment Reporting

Sales by geographic destination as a percentage of total sales were as follows for the three and nine months ended September 30:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001
Domestic	81%	73%	76%	81%
International:
Europe	14%	14%	16%	10%
Asia Pacific	5%	11%	5%	6%
Canada/Mexico	0%	2%	3%	3%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Endocardial Solutions Inc. (the “Company”), was incorporated in May 1992.  The Company develops, manufactures and markets the EnSite 3000® clinical workstation and the EnSite® catheter (together, the “EnSite System”) for use by electrophysiologists in diagnosing and mapping abnormal heart rhythms known as tachycardias.  During the second quarter of 1999, the Company received approval from the U.S. Food and Drug Administration to market the EnSite System in the U.S. for use in the right atrium of the heart.  The EnSite System is available to electrophysiologists in Europe for use in the right atrium and left ventricle of the heart.

Results of Operations

General.  Net losses increased to $3,117,673 or $.19 per share, for the three months ended September 30, 2002, compared to $1,993,563 or $.13 per share, for the same period in 2001.  For the nine months ended September 30, 2002, net losses were $6,842,467, or $.42 per share, as compared to $6,947,153, or $.50 per share, for the same period in 2001.  The Company expects losses to continue at least through the first quarter of 2003.  The Company is in a period of growth in sales and marketing expenses related to market penetration, including increases in personnel costs.  The net loss increase as compared to the second quarter of 2002 is the result of lower sales of both EnSite clinical workstations and EnSite catheters following a reorganization and realignment of the U.S. field sales and clinical organization during the third quarter of 2002.

Revenue and Cost of Goods Sold.  Worldwide revenue for the three months ended September 30, 2002 was approximately $5.5 million, a $309,000, or 5%, decrease over the same period in 2001.  For the nine months ended September 30, 2002, worldwide revenue was approximately $20.1 million, a $4.2 million, or 26%, increase over the same period in 2001.  In the U.S., revenues increased approximately $232,000 for the three months ended September 30, 2002, a 6% increase over the same period in 2001.  EnSite U.S. catheter revenue represented approximately $267,000 of this increase (which was offset by a slight decrease in EnSite clinical workstation revenue), and catheter unit sales increased 9% over the same three-month period in 2001.  For the nine months ended September 30, 2002, U.S. revenues increased approximately $2.5 million, a 19% increase over the same period in 2001.  EnSite catheter revenue in the U.S. represented approximately $2.3 million of this increase, and catheter unit sales increased 36% over the same nine-month period in 2001.

International revenues decreased approximately $541,000, or 35%, for the three months ended September 30, 2002, compared to the same period in 2001.  For the nine months ended September 30, 2002, international revenues increased approximately $1.7 million, or 54%, compared to the same period in 2001.  International revenues include sales direct to end-users in Europe and Canada, and to distributors in Europe, Asia Pacific and Mexico.  These revenues were higher as a result of higher average selling prices on both the EnSite catheter and EnSite clinical workstation in Europe.   Sales in Europe during the period in 2001 were done exclusively through a third-party distributor at lower distribution transfer prices, while a majority of the sales in 2002 have been direct to the end-users consistant with the Company's end-user pricing in Europe.

Other revenue, which represents 4.0% and 1.7%, respectively, of worldwide sales for the three month periods ending September 30, 2002 and 2001, includes revenue generated from extended service agreements, and repairs and accessories sales related to EnSite clinical workstations.  For the nine months ended September 30, 2002, other revenue represented 3.0% of worldwide sales, compared to 2.0% for the same period in 2001.

EnSite clinical workstation revenue was approximately $2.2 million for the third quarter of 2002, compared to $2.9 million for the same period in 2001.  For the nine months ended September 30, 2002, EnSite clinical workstation revenue was approximately $8.9 million, compared to $8.1 million for the same period in 2001.  The increase is due primarily to the higher sales of the EnSite clinical workstations internationally when compared to last year’s nine month period, or an increase of 36%.  Domestic revenues accounted for 85% and 74%, respectively, of total EnSite clinical workstation sales for the three and nine months ended September 30, 2002, compared to 68% and 81%, respectively for the same periods in 2001.  The Company expects EnSite clinical workstation revenue will be approximately 42% of total revenues in 2002.

EnSite catheter revenue was approximately $3.1 million for the quarter ended September 30, 2002, compared to $2.8 million for the same period in 2001, or an increase of 9%.  For the nine months ended September 30, 2002, EnSite catheter revenue was approximately $10.7 million, compared to $7.6 million for the same period in 2001, or an increase of 41%.  Domestic revenue accounted for 80% and 80%, respectively, of total EnSite catheter sales for the three and nine months ended September 30, 2002, compared to 78% and 82%, respectively, for the same periods in 2001.  The Company expects EnSite catheter revenue will be approximately 55% of total revenues in 2002.

Cost of goods sold including over/under absorbed manufacturing expenses was approximately $2.0 million and $2.3 million for the three months ended September 30, 2002 and 2001, respectively.  For the nine months ended September 30, 2002, cost of goods sold was approximately $7.4 million, compared to $6.6 million for the same period in 2001.

The gross profit margin was 63.0% for the three months ended September 30, 2002, compared with 60.7% during the same period in 2001.  For the nine months ended September 30, 2002, the Company’s gross profit margin was 63.1%, compared to 58.8% for the same period in 2001.  The increase in gross margins is mainly attributed to the better EnSite catheter absorption of manufacturing overhead from the growth in domestic sales during the comparable periods.  Additionally, the Company’s margins on its domestic and international sales are substantially higher for the nine months ended September 30, 2002, compared to the same period in 2001, due to sales in Europe during the period in 2001 done exclusively through a distributor versus a majority of the sales in 2002 done direct to end-users.  The Company expects gross profit margins will be, in aggregate, two to three percentage points higher during the remaining three months of 2002.

Research and Development Expenses.  Research and development expenses include compensation and benefit costs within the clinical, software, hardware, catheter and applied research departments as well as costs associated with regulatory expenses.  Research and development expenses were approximately $1.4 million for the three month period ended September 30, 2002, compared to $1.4 million during the same period in 2001.  For the nine months ended September 30, 2002, research and development expenses were approximately $4.0 million, compared to $3.9 million for the same period in 2001.  The Company believes research and development expenditures will be in the range of $1.4 to $1.5 million for the fourth quarter of 2002.

General and Administrative Expenses.  General and administrative expenses were approximately $745,000 and $557,000 for the three months ended September 30, 2002 and 2001, respectively.  The increase is due primarily to an increase in professional services expenses and costs related to the hiring of a new CFO.  For the nine months ended September 30, 2002, general and administrative expenses were approximately $2.0 million, compared to $1.8 million for the same period in 2001.  The Company expects general and administrative expenses to be approximately $750,000 to $775,000 for the fourth quarter of 2002.

Sales and Marketing Expenses.  Sales and marketing expenses were approximately $4.4 million during the three months ended September 30, 2002, compared to $3.6 million during the same period in 2001.  The increase is primarily attributable to increases in personnel and costs associated with building and training of the U.S. and European sales and clinical team.  For the nine months ended September 30, 2002, sales and marketing expenses were approximately $13.5 million, compared to $10.8 million for the same period in 2001.  The Company expects sales and marketing expenses to be approximately $4.4 to $4.5 million for the fourth quarter of 2002.

Interest Income and Expense.  Interest income was approximately $16,000 and $56,000 for the three months ended September 30, 2002 and 2001, respectively.  For the nine months ended September 30, 2002, interest income was approximately $65,000, compared to $232,000 for the same period in 2001.  The decrease for the three and nine month periods ended September 30, 2002 was due to lower average cash and cash equivalent balances and lower interest rates.  Interest expense was approximately $40,000 and $25,000 for the three months ended September 30, 2002 and 2001, respectively.  For the nine months ended September 30, 2002, interest expense was approximately $101,000, compared to $130,000 for the same period in 2001.  The nine month year-to-year decrease is directly related to the repayment of the loan to Medtronic during February 2001, while the three month year-to-year increase is due to higher debt balance.

Liquidity and Capital Resources.

The Company’s operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $89.2 million.  As of September 30, 2002 and December 31, 2001, the Company had cash, cash equivalents and short-term investments of approximately $3.9 million and $4.6 million, respectively.

For the three and nine months ended September 30, 2002, the Company used cash of approximately $1.8 million and $9.5 million for operations, compared to approximately $2.5 million and $5.4 million for the same periods in 2001, respectively.  The Company’s accounts receivable balances decreased approximately $1.8 million for the three months ended September 30, 2002 and increased $1.5 million for the nine months ended September 30, 2002.  The decrease in accounts receivable during the third quarter is attributed to the Company’s lower revenues for the third quarter and increase in payments received.  Inventories increased approximately $162,000 and $1.1 million for the three and nine months ended September 30, 2002.  The Company believes its inventory balances will increase slightly during the fourth quarter of 2002 as a result of building inventory in anticipation of releasing its EnSite System NavX™ upgrade in the second quarter of 2003.  Accounts payable and accrued expenses decreased approximately $573,000 and $1.2 million for the three and nine months ended September 30, 2002.  The Company expects accounts payable and accrued expenses to increase during the fourth quarter of 2002 as operating and production expenses increase to support revenue growth, and the Company continues to accrue for 2002 annual performance compensation payments that will be made in the first quarter 2003.  The Company had no short-term investment portfolio as of September 30, 2002 and December 31, 2001.  A majority of the Company’s available cash was in money market funds due to the inability to attain higher rates of interest in short-term investments dictated by the Company’s investment policy.

In January 1999, the Company announced a financing agreement with Medtronic, Inc.  Under the agreement, the Company received $7 million from Medtronic Asset Management, which was repaid in February 2001.

In March 2001, the Company received proceeds of $7,347,000 from a private placement of 2,449,666 shares of its common stock to accredited investors.  The placement was priced at $3.00 per share.  In June 2001, the Company announced a $3.5 million credit facility agreement with Silicon Valley Bank, consisting of a $1.5 million capital lease line and a $2 million revolving line of credit.  In April 2002, the Company modified the loan agreement with Silicon Valley Bank related to the revolving line of credit.  The line was increased $1 million to $3 million and was renewed for a one year period.  The capital lease line has expired and the Company expects to be able to renew the facility under similar terms.  As of September 30, 2002 the Company has drawn $1,077,234 on the capital lease line and has $1,000,000 outstanding on the revolving line of credit.  The agreement specifies certain restrictive covenants, which the Company was in compliance with as of September 30, 2002.

In February 2002, the Company received proceeds of $10,000,000 from a private placement of 1,666,667 shares of its common stock to accredited investors.  The placement was priced at $6.00 per share.

The Company believes that its existing cash, cash equivalents, short-term investments and bank financing will be sufficient to fund the operations of the Company through fourth quarter of 2002.  The Company is evaluating financing alternatives.  The Company’s future liquidity and capital requirements will depend on the ability of the Company to obtain additional bank or equity financing.

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

Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  The estimated allowance is based on management’s review of accounts receivable balances sales and historic write-offs.

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

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

The Company had approximately $3.9 million of cash and investments as of September 30, 2002.  Substantially all of the investments were U.S.  government or investment grade, fixed income securities from domestic issuers.  The Company had no short-term investment portfolio as of September 30, 2002 and December 31, 2001.  A majority of the Company’s available cash was in money market funds due to the inability to attain higher rates of interest in short-term investments dictated by the Company’s investment policy.  Because of the credit risk criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk.  The Company does not use derivative financial instruments to manage interest rate risk or to speculate on futures changes in interest rates.  A rise in interest rates could negatively affect the fair value of the Company’s investments; however, because management considers it unlikely that the

Company would need or choose to substantially liquidate the Company’s investments, management believes that such an increase in interest rates would not have a material impact on the Company’s future earnings or cash flows.  Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies.  Therefore, management does believe that Company is exposed to any material foreign currency exchange rate risk.

Item 4.  Controls and Procedures.

 (a) Evaluation of disclosure controls and procedures.

                Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

 (b) Changes in internal controls.

                There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit	Description
99.1	Certification of the Chief Executive Officer, filed herewith, dated November 14, 2002, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2

Certification of the Chief Financial Officer, filed herewith, dated November 14, 2002, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(b)	Reports on Form 8-K

A report on Form 8-K was filed by the Company on July 23, 2002; such report contained information disclosed pursuant to Regulation FD under Item 9 and included as an exhibit under Item 7 a copy of a press release issued by the Company announcing its second quarter 2002 earnings results.

A report on Form 8-K was filed by the Company on August 14, 2002; such report contained information disclosed under Item 5 and included as an exhibit under Item 7 a copy of a press release issued by the Company announcing its first NavX™ procedure.

A report on Form 8-K was filed by the Company on August 19, 2002; such report contained information disclosed under Item 5 and included as an exhibit under Item 7 a copy of a press release issued by the Company announcing the hiring of J. Robert Paulson, Jr. as its Chief Financial Officer.

A report on Form 8-K was filed by the Company on September 20, 2002; such report contained information disclosed under Item 5 and included as an exhibit under Item 7 a copy of a press release issued by the Company announcing the resignation of Michael D. Dale as its Vice President of Sales and Marketing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOCARDIAL SOLUTIONS, INC.

Dated: November 14, 2002	By:	/s/ JAMES W. BULLOCK
James W. Bullock
President and Chief Executive Officer

/s/ J. ROBERT PAULSON, JR.
J. Robert Paulson, Jr.
Chief Financial Officer
(Principal Accounting Officer)

Certification of Chief Executive Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, James W. Bullock, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Endocardial Solutions, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               This registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

Name:	/s/ James W. Bullock
Title:	Chief Executive Officer

Certification of Chief Financial Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, J. Robert Paulson, Jr., certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Endocardial Solutions, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               This registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

e)              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

Name:	/s/ J. Robert Paulson, Jr.
Title:	Chief Financial Officer