Form 10-K/A
period 2002-12-31
ENDOCARDIAL SOLUTIONS INC
filed 2003-04-10
CIK 940659

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

        As of March 24, 2003 the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 19,664,593.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders to be held on May 21, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K (the "Form 10-K Report").

EXPLANATORY NOTE

        Endocardial Solutions, Inc. hereby files Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002.

        This Amendment is being filed to correct an error on the cover page. The correct disclosure is contained on the cover page of this Amendment as follows:

          "As of March 24, 2003 the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 19,664,593."

        (A number of 16,567,593 shares was originally reported in error).

        There are no other changes to the Form 10-K for the year ended December 31, 2002.

SIGNATURE

        Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Form 10-K for the year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Paul, Minnesota.

Date: April 10, 2003
ENDOCARDIAL SOLUTIONS, INC.
	By	/s/ J. ROBERT PAULSON, JR.
J. Robert Paulson, Jr., Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: April 10, 2003
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

Date: April 10, 2003
	Name:	/s/ J. ROBERT PAULSON, JR.

	Title:	Chief Financial Officer

QuickLinks

EXPLANATORY NOTE
SIGNATURE
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002