Form 10-Q
period 2003-03-31
ENDOCARDIAL SOLUTIONS INC
filed 2003-05-14
CIK 940659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2003

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	19,696,593
(Class)	(Number of Shares Outstanding at May 5, 2003

INDEX

Endocardial Solutions, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Endocardial Solutions, Inc.

Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$5,581,046	$1,347,753
Accounts Receivable, net of reserve for doubtful accounts (2003 - $60,000; 2002 - $60,000)	8,948,302	8,148,723
Inventories	5,046,516	4,634,635
Prepaid expenses and other current assets	1,004,222	872,684
Total current assets	20,580,086	15,003,795

Furniture and equipment	8,643,243	8,278,575
Less accumulated depreciation	(6,094,352)	(5,827,679)
	2,548,891	2,450,896

Deposits	49,628	49,344
Notes Receivable	206,226	206,226
Patents, net of accumulated amortization (2003 - $122,265; 2002 - $120,494)	9,033	10,804

Total assets	$23,393,864	$17,721,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,842,143	$1,705,316
Accrued compensation expenses	1,721,483	2,671,764
Bank line of credit	1,000,000	1,000,000
Current portion of capital lease obligations	435,100	513,593
Current portion of deferred revenue	2,908,147	2,217,285
Total current liabilities	7,906,873	8,107,958

Long-term Liabilities:
Capital lease obligations	284,799	363,195
Deferred revenue	434,284	435,170
Total long-term liabilities	719,083	798,365

Stockholders’ equity:
Undesignated Preferred Stock, par value $.01 per share:
Authorized shares–10,000,000
Issued and outstanding shares–none	—	—
Common Stock, $.01 par value
Authorized shares–40,000,000
Issued and outstanding shares–March 31, 2003–19,664,593; December 31, 2002–16,567,593	196,646	165,676
Additional paid-in capital	96,920,097	88,986,908

Accumulated deficit	(82,609,576)	(80,447,669)
Accumulated other comprehensive gain/(loss)	436,637	308,537
Deferred compensation	(175,896)	(198,710)
Total stockholders’ equity	14,767,908	8,814,742
Total liabilities and stockholders’ equity	$23,393,864	$17,721,065

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2003	March 31, 2002

Revenue	$7,291,744	$7,108,296

Cost of goods sold	2,415,004	2,601,295
Gross margin	4,876,740	4,507,001

Operating expenses:
Research and development	1,545,370	1,306,921
General and administrative	747,229	601,699
Sales and marketing	4,707,383	4,377,121
Operating loss	(2,123,242)	(1,778,740)

Other income (expense):
Interest income	11,405	23,099
Interest expense	(28,866)	(27,156)
Other	(21,204)	(12,122)
	(38,665)	(16,179)

Net loss for the period	$(2,161,907)	$(1,794,919)

Net loss per share - basic and diluted	$(0.11)	$(0.12)

Weighted average shares outstanding	19,584,300	15,490,930

See accompanying notes.

Endocardial Solutions, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2003	March 31, 2002
Operating activities
Net loss	$(2,161,907)	$(1,794,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268,407	421,738
Amortization of deferred compensation	22,814	21,914
Changes in operating assets and liabilities:
Accounts Receivable	(733,062)	(1,378,528)
Inventory	(332,557)	(331,758)
Prepaid expenses and other assets	(31,512)	79,159
Accounts payable	139,898	244,030
Accrued compensation expenses	(959,738)	(1,069,123)
Deferred revenue	680,847	54,442
Net cash used in operating activities	(3,106,810)	(3,753,045)

Investing activities
Purchases of short-term investments	—	—
Maturities of short-term investments	—	—
Purchases of furniture and equipment	(364,159)	—
Patent expenditures	—	—
Software development costs	—	—
Proceeds from sale of equipment	—	—
Net cash used in investing activities	(364,159)	—

Financing activities
Proceeds from notes payable	—	—
Proceeds from capital lease obligations	—	162,617
Principal payments on notes payable and capital lease obligations	(156,904)	(164,944)
Proceeds from issuance of common stock	7,964,158	9,381,158
Net cash provided by financing activities	7,807,254	9,378,831

Effect of exchange rate changes on cash	(102,992)	16,855

Increase in cash and cash equivalents	4,233,293	5,642,641
Cash and cash equivalents at beginning of period	1,347,753	4,550,059
Cash and cash equivalents at end of period	$5,581,046	$10,192,700

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through capital lease obligations	$—	$503,690

See accompanying notes.

Endocardial Solutions, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2002, contained in the Company’s Form 10-K.

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

Inventories consist of the following:

	March 31, 2003	December 31, 2002

Raw materials	$2,707,544	$2,099,943
Work-in-progress	466,607	497,589
Finished goods	1,872,365	2,037,103
	$5,046,516	$4,634,635

3.                                      Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provision of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, to stock-based employee compensation.  The pro forma financial information, in the following table, is reported as of March 31:

	2003	2002
Net loss as reported	$(2,161,907)	$(1,794,919)
Add: Stock-based compensation, as reported	22,814	21,914
Deduct: Stock-based compensation determined under fair-value-based method for all awards	(374,614)	(433,078)
Adjusted net loss, assuming fair-value-based method for all stock-based awards	$(2,513,707)	$(2,206,083)

Basic and diluted loss per share, as reported	$(0.11)	$(0.12)
Basic and diluted loss per share, SFAS No. 123 adjusted	$(0.13)	$(0.14)

4.                                      Comprehensive Income

The components of comprehensive loss and income, net of related tax, for the three months ended March 31:

	2003	2002

Net (loss) income	$(2,161,907)	$(1,794,919)

Foreign currency translation adjustment	128,100	(6,508)
Comprehensive (loss) income	$(2,033,807)	$(1,801,427)

5.                                      Reclassifications

Certain prior year items have been reclassified to conform to current year presentations.

6.                                      Stock Offering

In January 2003, the Company received proceeds of $8,516,750 from a private placement of 3,097,000 shares of its common stock at a price of $2.75 per share, to accredited investors.

7.                                      Segment Reporting

Sales by geographic destination as a percentage of total sales were as follows for the three months ended March 31:

	2003	2002
Domestic	72%	70%
International:
Europe	13%	22%
Asia Pacific	15%	5%
Canada/Mexico	0%	3%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Endocardial Solutions Inc. (the “Company”), was incorporated in May 1992.  The Company develops, manufactures and markets the EnSite® clinical workstation and the EnSite® catheter (together, the “EnSite System”) for use by electrophysiologists in diagnosing and mapping abnormal heart rhythms known as tachycardias.  During the second quarter of 1999, the Company received clearance from the U.S. Food and Drug Administration (“FDA”) to market the EnSite System in the U.S. for use in the right atrium of the heart.  The EnSite System is available to electrophysiologists in Europe for use in the right atrium and left ventricle of the heart.  In April of 2003, the Company received clearance from the FDA to market EnSite NavX™, a new product for the EnSite clinical workstation that enables non-fluoroscopic navigation of conventional linear mapping catheters in any chamber of the heart.  EnSite NavX incorporates certain three-dimensional intracardiac location technology licensed from Medtronic, Inc.  EnSite NavX is approved for use in Europe and in all other geographies where the EnSite System is currently sold or distributed.

Results of Operations

General.  Net losses increased to $2.2 million or $.11 per share, for the three months ended March 31, 2003, compared to $1.8 million or $0.12 per share, for the same period in 2002.  The Company expects losses to continue into the fourth quarter of 2003.

Revenue and Cost of Goods Sold.  Worldwide revenue for the three months ended March 31, 2003 was approximately $7.3 million, an increase of approximately $0.2 million, or 3%, over the same period in 2002.  In the U.S., revenues increased approximately $0.3 million, or 6%, over the same three-month period in 2002.  EnSite catheter revenue in the U.S. increased approximately $0.2 million, or 6%, over the same three-month period in 2002.  EnSite System revenue in the U.S. declined approximately $0.02 million, or 6%, over the same three-month period in 2002.

International revenues decreased approximately $0.09 million, or 4%, for the three months ended March 31, 2003, compared to the same period in 2002.  International revenues include sales direct to the end-user in Europe and Canada, and to distributors in Europe, Asia Pacific and Mexico.  EnSite catheter revenue internationally decreased approximately $.06 million, or 7%, over the same period in 2002.  EnSite system revenue internationally decreased approximately $1.0 million, or 7%, over the same period in 2002.

Other revenue, which represents 6% and 3%, respectively, of worldwide sales for the three month periods ending March 31, 2003 and 2002, includes deferred revenue generated from extended service agreements, as well as revenue from accessories sales and repairs related to EnSite clinical workstations.

EnSite clinical workstation revenue was approximately $3.1 million for the three months ended March 31, 2003, compared to $3.3 million for the same period in 2002.  The decrease is due primarily to the additional revenue the Company deferred related to the EnSite clinical workstation revenue in 2003, versus 2002, related to extended warranties with hardware upgrades that the Company sold in 2003.  With the FDA approval and commercial release of EnSite NavX in the second quarter of 2003, the Company will begin to recognize this deferred revenue as EnSite clinical workstations are upgraded to include EnSite NavX.    Domestic revenues accounted for 62% of total EnSite clinical workstation sales for the three months ended March 31, 2003, compared to 61% for the same period in 2002.

EnSite catheter revenue was approximately $3.7 million for the three months ended March 31, 2003, compared to $3.6 million for the same period in 2002, or an increase of 6%.  Domestic revenue accounted for 80% of total EnSite catheter sales for the three months ended March 31, 2003, compared to 78% for the same period in 2002.

Cost of goods sold, including unabsorbed manufacturing expenses, was approximately $2.4 million and $2.6 million for the three months ended March 31, 2003 and 2002, respectively.

The Company’s gross profit margin was 66.9% for the three months ended March 31, 2003, compared with 63.4% during the same period in 2002.  Gross margins on EnSite catheters improved to 71.5% in the first quarter of 2003, up from 71.1% in the first quarter of 2002.  Gross margins on EnSite Systems improved to 59.1% in the first quarter of 2003, up from 56.1% in the first quarter of 2002.  This increase in gross margins was primarily attributable to improvements in the EnSite catheter manufacturing process and material costs, together with improved absorption of manufacturing overhead from increased EnSite catheter revenue over the comparable period in the prior year.  Additionally, because the Company’s gross margins on its domestic sales are substantially higher than those on its international sales, this increase in the Company’s gross margins during the first quarter were positively impacted by the fact that 72% of the revenue recorded during the quarter was from domestic sales, compared to 70% from the same period in 2002.  The Company expects these gross margin improvements will continue to be recognized for the remaining quarters of 2003 on both the EnSite catheters and EnSite clinical workstations.

Research and Development Expenses.  Research and development expenses include compensation and benefit costs in the clinical, software, hardware, catheter and applied research departments, as well as costs associated with regulatory expenses.  Research and development expenses were approximately $1.5 million for the three-month period ended March 31, 2003, compared to approximately $1.3 million during the same period in 2002.  The Company expects to make continued significant investments in research and development and clinical studies during the remainder of 2003.

General and Administrative Expenses.  General and administrative expenses were approximately $0.7 million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively.  The increase is due to an increase in professional service expenses associated with various information technology projects and actions necessary for the Company to comply with certain requirements of the Sarbanes-Oxley Act of 2002, as well as  compensation, benefits and relocation expenses associated with the hiring the Company’s CFO.  The Company expects general and administrative expenses to remain relatively constant for the remaining quarters of 2003.

Sales and Marketing Expenses.  Sales and marketing expenses were approximately $4.7 million during the three months ended March 31, 2003, compared to $4.4 million during the same period in 2002.  The increase is primarily attributable to increases in personnel and costs associated with the hiring and training of additional personnel during 2002 for the U.S. and European sales and clinical support teams.  The Company expects sales and marketing expenses to remain relatively constant for the remaining quarters of 2003.

Interest Income and Expense.  Interest income was approximately $11,000 and $23,000 for the three months ended March 31, 2003 and 2002, respectively.  The decrease for the three months ended March 31, 2003 was due to lower average cash and cash equivalent balances and lower interest rates.  Interest expense was approximately $29,000 and $27,000 for the three months ended March 31, 2003 and 2002, respectively.

Liquidity and Capital Resources.

The Company’s operations since inception have been funded by net proceeds from the sales of common and preferred stock totaling approximately $97.1 million.  As of March 31, 2003 and December 31, 2002, the Company had cash, cash equivalents and short-term investments of approximately $5.6 million and $1.3 million, respectively.

For the three months ended March 31, 2003, the Company used cash of approximately $3.1 million, compared to approximately $3.8 million for the same period in 2002.

The Company’s accounts receivable balance was approximately $8.9 million for the three months ended March 31, 2003, an increase of approximately $2.5 million from March 31, 2002.  The increase in accounts receivable is attributable to the sale of 10 EnSite clinical workstations to the Company’s distributor in Japan during the first quarter of 2003, and the Company’s transition from a distributor organization to direct sales in Europe during 2002.    The other factor affecting the increase in accounts receivable relates to the Company’s efforts during the first quarter of 2003 to sell extended warranty agreements with hardware upgrades to its current installed base of EnSite customers in the U.S., Europe and Asia Pacific.   The Company sold approximately 45 extended warranty agreements with hardware upgrades during the first quarter of 2003, but deferred that portion of the revenue from these sales related to the hardware upgrade, to be recognized at the time of installation, with the remainder to be recognized over the warranty period.  The Company expects to recognize the majority of the revenue from the sale of these extended warranty agreements with hardware upgrades over the remainder of 2003 (and thereafter, in some cases, depending upon the length of the extended warranty period).  The deferred revenue from the sale of these extended warranty agreements, in addition to the 85 extended warranty agreements the Company sold during the third and fourth quarters of 2002, is reflected in the current liability portion of deferred revenue of approximately $2.9 million at March 31, 2003, as compared to approximately $0.7 million at March 31, 2002.

The Company’s inventory balance at March 31, 2003 was approximately $5.0 million, an increase of approximately $2.0 million, or 65%, over March 31, 2002.  This increase in inventory was primarily attributable to three factors.  First, the Company increased the production of EnSite Version 3.2 clinical workstations during the fourth quarter of 2002 and first quarter of 2003 in anticipation of beginning the manufacture of the new hardware configuration associated with anticipated commercial release EnSite NavX during the second quarter of 2003.  This increased production of EnSite workstations was based on EnSite System sales forecast for the first and second quarters of 2003 during the time when the Company’s hardware production is focused on building the EnSite NavX hardware upgrade kits.    Second, because of long lead times on several components for the EnSite NavX upgrade kits, the Company built inventory levels of these components during the first quarter of 2003 in order to be prepared to begin production following FDA approval, which was anticipated and received in the second quarter of 2003.  Third, the Company had also increased production of EnSite catheters during the second and third quarters of 2002 in anticipation of higher EnSite catheter sales during 2003.  The Company reduced EnSite catheter production during the first quarter of 2003 to usual levels.    The Company believes inventories of EnSite Systems and EnSite catheters will decrease throughout the remainder 2003 to historical levels, offset slightly by an increase in inventory due to the addition of EnSite NavX upgrade kits and EnSite NavX surface electrode kits that were not part of the Company’s inventory in 2002.

The Company’s accounts payable (including accrued expenses) balance at March 31, 2003 was approximately $3.6 million, a decrease of approximately $0.3 million from March 31, 2002.  The slight decrease reflects the Company’s continued efforts to control its inventory and operating expenses, along with the efforts to closely match turns of both receivables and payables in order to optimize the Company’s cash flows.  The Company expects accounts payable and accrued expenses to increase during the remaining quarters of 2003 as operating and production expenses increase to support continued growth in revenue and the introduction of EnSite NavX.

The Company had no short-term investment portfolio as of March 31, 2003 and December 31, 2002.  A majority of the Company’s available cash was in money market funds due to the inability to attain higher rates of interest in short-term investments dictated by the Company’s investment policy.

In January 2003, the Company received proceeds of $8,516,750 from a private placement of 3,097,000 shares of its common stock to accredited investors.  The placement was priced at $2.75 per share. In June 2001, the Company entered into a $3.5 million credit facility agreement with Silicon Valley Bank, consisting of a $1.5 million capital lease line and a $2 million revolving line of credit.  In May of 2002, the Company modified this credit facility agreement to increase the credit line to $3 million of credit in connection with the June 2002 expiration of the Company’s right to make additional advances against the capital lease line.  The credit facility agreement contains certain restrictive financial covenants, including an obligation to maintain a specified ratio of “current assets” to “current liabilities” (“quick ratio”), as well as a minimum “tangible net worth”.  As of December 31, 2002, while the Company was not in compliance with either the quick ratio or the tangible net worth covenants, Silicon Valley Bank had granted the Company a forbearance under the credit agreement, pending completion of the equity offering described above.  Upon receipt of the private placement proceeds in January 2003, the Company was again in compliance with the restrictive covenants of the Silicon Valley Bank credit facility.  As of March 31, 2003, the Company was in compliance with both the quick ratio and tangible net worth covenants of the credit facility.  The Company and Silicon Valley Bank subsequently amended this credit facility to extend the term of the facility until May 2003.  As of March 31, 2003, the Company had $667,117 outstanding on the expired capital lease line and had $1 million outstanding on the revolving line of credit.

The Company believes that its existing cash, cash equivalents, short-term investments and bank financing will be sufficient to fund the operations of the Company through fourth quarter of 2003.  The Company’s future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company’s products, the results of clinical trials and competition, the extent to which the Company’s EnSite System and EnSite NavX products continue to gain market acceptance, the cost, timing and method of expanding sales, marketing, research and development, and manufacturing activities and the ability of the Company to obtain additional bank or equity financing.

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

Revenue Recognition.  Revenue from the sale of the Company’s EnSite clinical workstation is recognized at the time of shipment in instances where the Company has evidence of a contract, the purchase price is fixed and determinable, and collection is probable.  Revenue from service and support contracts, and extended warranty and hardware upgrade agreements are deferred and recognized ratably over the period the services are provided or as the upgrades are performed.  The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” provides guidance on the application of generally accepted accounting principals to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 101.

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more disclosure in the summary of significant accounting policies, the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002.  The disclosure provisions for interim financial statements are effective for interim periods beginning after December 15, 2002. The Company currently accounts for stock-based compensation utilizing the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25.

Cautionary Statement

Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent the Company’s expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding its current assumptions about future financial performance; the continuation of historical trends; the sufficiency of its cash balances and cash generated from operating activities for future liquidity and capital resource needs; the expected impact of changes in accounting policies on the Company’s results of operations, financial condition or cash flows; anticipated problems and its plans for future operations; and the economy in general or the future of the medical device industry, all of which are subject to various risks and uncertainties.  When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases “believes,” “anticipates,” “expects,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements.  However, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.

The Company cautions that these statements by their nature involve risks and uncertainties, certain of which are beyond its control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as market demand and pressures on the pricing for its products; changing market conditions, competition and growth rates within the medical device industry; changes in accounting policies; risks associated with operations outside of the U.S.; changing economic conditions such as general economic slowdown, decreased consumer confidence and the impact of war on the economy; and other risks and uncertainties, including those described in Exhibit 99.1 to our Form 10-K for the year ended December 31, 2002.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

The Company had approximately $5.6 million of cash and investments as of March 31, 2003.  Substantially all of the investments were U.S. government or investment grade, fixed income securities from domestic issuers.  Because of the credit risk criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk.  The Company does not use derivative financial instruments to manage interest rate risk or to speculate on futures changes in interest rates.  A rise in interest rates could negatively affect the fair value of the Company’s investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company’s investments; management believes that such an increase in interest rates would not have a material impact on the Company’s future earnings or cash flows.  Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies.  Therefore, management does believe that Company is exposed to any material foreign currency exchange rate risk.

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

PART II.  OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

In January 2003, the Company completed the sale in a private placement of 3,097,000 shares of its common stock to accredited investors at a price of $2.75 per share, for proceeds of $8,516,750.  The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Pursuant to the terms of the stock purchase agreement, these shares were registered for resale pursuant to the Securities Act of 1933.  Proceeds from the sale of these shares will be used for general working capital including expenses associated with new product development, clinical studies and the commercial introduction of EnSite NavX.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit	Description
10.1

Form of Stock Purchase Agreement, dated January 2, 2003, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22233))

99.1	Certification of the Chief Executive Officer, filed herewith, dated May 14, 2003, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer, filed herewith, dated May 14, 2003, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

A Form 8-K was filed by the Company on January 6, 2003; such report contained information disclosed pursuant to Regulation FD under Item 9 and included as an exhibit under Item 7 a copy of a press release issued by the Company announcing the sale of approximately $8.5 million of its common stock.

A Form 8-K was filed by the Company on January 9, 2003; such report contained information disclosed pursuant to Regulation FD under Item 5 and included as an exhibit under Item 7 a copy of form of Stock Purchase Agreement, dated January 2, 2003, among the Company and the Investors named therein.

A Form 8-K was filed by the Company on January 28, 2003; such report contained information disclosed pursuant to Regulation FD under Item 9 and included as an exhibit under Item 7 a copy of a press release issued by the Company announcing its fourth quarter and 2002 earnings results.

A Form 8-K was filed by the Company on February 5, 2003; such report contained information disclosed pursuant to Regulation FD and included as an Exhibit under Item 5 a copy of a press release issued by the Company announcing the promotion of Patrick J. Wethington to the position of Vice President, North American Sales.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOCARDIAL SOLUTIONS, INC.

Dated: May 14, 2003	By:	/s/ JAMES W. BULLOCK
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

Date: May 14, 2003

/s/ James W. Bullock
Name:	James W. Bullock
Title:	Chief Executive Officer

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

Date: May 14, 2003

/s/ J. Robert Paulson, Jr.
Name:	J. Robert Paulson, Jr.
Title:	Chief Financial Officer