Form 10-Q
period 2003-06-30
ENDOCARDIAL SOLUTIONS INC
filed 2003-08-14
CIK 940659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	19,701,013
(Class)	(Number of Shares Outstanding at August 6, 2003)

INDEX

Endocardial Solutions, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Endocardial Solutions, Inc.

Consolidated Balance Sheets

(000’s)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$2,703	$1,348
Accounts Receivable, net of reserve for doubtful accounts (2003 - $60,000; 2002 - $60,000)	10,626	8,149
Inventories	4,591	4,635
Prepaid expenses and other current assets	1,163	872
Total current assets	19,083	15,004

Furniture and equipment	9,092	8,279
Less accumulated depreciation	(6,358)	(5,828)
	2,734	2,451

Deposits	50	49
Notes Receivable	206	206
Patents, net of accumulated amortization (2003 - $123,708; 2002 - $120,494)	8	11

Total assets	$22,081	$17,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,118	$1,705
Accrued compensation expenses	2,461	2,672
Bank line of credit	1,000	1,000
Current portion of capital lease obligations	396	514
Current portion of deferred revenue	2,171	2,217
Total current liabilities	8,146	8,108

Long-term Liabilities:
Capital lease obligations	188	363
Deferred revenue	359	435
Total long-term liabilities	547	798

Stockholders’ equity:
Undesignated Preferred Stock, par value $.01 per share: Authorized shares—10,000,000 Issued and outstanding shares—none	—	—
Common Stock, $.01 par value Authorized shares—40,000,000 Issued and outstanding shares—June 30, 2003-19,701,013; December 31, 2002—16,567,593	197	166
Additional paid-in capital	96,927	88,987

Accumulated deficit	(84,029)	(80,448)
Accumulated other comprehensive gain/(loss)	447	309
Deferred compensation	(154)	(199)
Total stockholders’ equity	13,388	8,815
Total liabilities and stockholders’ equity	$22,081	$17,721

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Endocardial Solutions, Inc.

Consolidated Statements of Operations

(000’s)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenue	$9,293	$7,532	$16,585	$14,640

Cost of goods sold	3,447	2,789	5,862	5,390
Gross profit	5,846	4,743	10,723	9,250

Operating expenses:
Research and development	1,488	1,287	3,033	2,594
General and administrative	774	673	1,522	1,274
Sales and marketing	4,973	4,700	9,680	9,078
Operating loss	(1,389)	(1,917)	(3,512)	(3,696)

Other income (expense):
Interest income	11	26	22	49
Interest expense	(32)	(34)	(61)	(61)
Other	(9)	(5)	(30)	(17)
	(30)	(13)	(69)	(29)

Net loss for the period	$(1,419)	$(1,930)	$(3,581)	$(3,725)

Net loss per share - basic and diluted	$(0.07)	$(0.12)	$(0.18)	$(0.23)

Weighted average shares outstanding	19,688,926	16,610,509	19,636,613	16,050,720

See accompanying notes.

Endocardial Solutions, Inc.

Consolidated Statements of Cash Flows

(000’s)

(Unaudited)

	For the Six Months Ended
	June 30, 2003	June 30, 2002
Operating activities
Net loss	$(3,581)	$(3,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	534	746
Amortization of deferred compensation	44	44
Changes in operating assets and liabilities:
Accounts Receivable	(2,254)	(3,325)
Inventory	95	(979)
Prepaid expenses and other assets	(65)	(39)
Accounts payable	406	(70)
Acrrued compensation expenses	(236)	(578)
Deferred revenue	(167)	154
Net cash used in operating activities	(5,224)	(7,772)

Investing activities
Purchases of furniture and equipment	(804)	(95)
Net cash used in investing activities	(804)	(95)

Financing activities
Proceeds from capital lease obligations	—	163
Principal payments on notes payable and capital lease obligations	(293)	(331)
Proceeds from issuance of common stock	7,971	9,389
Net cash provided by (used in) financing activities	7,678	9,221

Effect of exchange rate changes on cash	(295)	198

Increase (decrease) in cash and cash equivalents	1,355	1,552
Cash and cash equivalents at beginning of period	1,348	4,550
Cash and cash equivalents at end of period	$2,703	$6,102

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment and inventory through capital lease obligations	$—	$725

See accompanying notes.

Endocardial Solutions, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2002, contained in the Company’s Form 10-K.

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

Inventories consist of the following:

	June 30,	December 31,
	2003	2002

Raw materials	$2,816,983	$2,099,943
Work-in-progress	590,311	497,589
Finished goods	1,183,621	2,037,103
	$4,590,915	$4,634,635

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

	For the three months ended		For the six months ended
	2003	2002	2003	2002
Net loss, as reported as June 30:	$(1,419,121)	$(1,929,875)	$(3,581,028)	$(3,724,794)
Add: Stock-based compensation, as reported	21,327	22,515	44,141	44,429
Deduct: Stock-based compensation determined under fair-value-based method for all awards	(357,265)	(451,229)	(731,879)	(884,307)
Adjusted net loss, assuming fair-value-based method for all stock-based awards	$(1,755,059)	$(2,358,589)	$(4,268,766)	$(4,564,672)

Basic and diluted loss per share, as reported	$(0.07)	$(0.12)	$(0.18)	$(0.23)
Basic and diluted loss per share, SFAS No. 123 adjusted	$(0.09)	$(0.14)	$(0.22)	$(.028)

4.            Comprehensive Income

The components of comprehensive loss and income, net of related tax, were as follows:

	For the three months ended June 30		For the six months ended June 30
	2003	2002	2003	2002
Net (loss) income	$(1,419,121)	$(1,929,875)	$(3,581,028)	$(3,724,794)

Foreign currency translation adjustment	10,691	233,646	138,791	227,138
Comprehensive (loss) income	$(1,408,430)	$(1,696,229)	$(3,442,237)	$(3,497,656)

5.            Guarantees and Contractual Obligations

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure in periodic financial statements of certain guarantee arrangements. The interpretation also clarifies situations where a guarantor is required to recognize the fair value of certain guarantees in the financial statements. The Company does not have any guarantees that require recognition at fair value under the interpretation.

The Company sells service and support contracts, extended warranty and hardware upgrade agreements. These items are required to be disclosed in periodic financial statements under the interpretation. Revenue from service and support contracts, and from extended warranty and hardware upgrade agreements, are deferred and recognized ratably over the period the services are provided or at the time the upgrades are performed. Costs associated with service and support contracts, extended warranty, and hardware upgrade agreements are recognized at the time the service was provided or the upgrades performed.

Changes in the recorded deferred revenue amounts during the period are as follows:

Balance, December 31, 2002	$2,652,455
Additional deferred revenue during the period	2,000,158
Deferred revenue recognized during the period	(2,122,414)
Balance, June 30, 2003	$2,530,199

6.                                     Reclassifications

Certain prior year items have been reclassified to conform to current year presentations.

7.                                     Stock Offering

In January 2003, the Company received proceeds of $8,516,750 from a private placement of 3,097,000 shares of its common stock at a price of $2.75 per share, to accredited investors.

8.                                     Segment Reporting

Sales by geographic destination as a percentage of total sales were as follows:

	For the three months ended June 30		For the six months ended June 30
	2003	2002	2003	2002
Domestic	79%	80%	76%	75%
International:
Europe	14%	12%	13%	16%
Asia Pacific	4%	4%	9%	5%
Canada/Mexico	3%	4%	2%	4%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Endocardial Solutions Inc. (the “Company”), was incorporated in May 1992.  The Company develops, manufactures and markets the EnSite® clinical workstation and the EnSite® catheter (together, the “EnSite System”) for use by electrophysiologists in diagnosing and mapping abnormal heart rhythms known as tachycardias.  During the second quarter of 1999, the Company received clearance from the U.S. Food and Drug Administration (“FDA”) to market the EnSite System in the U.S. for use in the right atrium of the heart.  The EnSite System is available to electrophysiologists in Europe for use in the right atrium and left ventricle of the heart.  In April of 2003, the Company received clearance from the FDA to market EnSite NavX™, a new product for the EnSite clinical workstation that enables non-fluoroscopic navigation of conventional linear mapping catheters in any chamber of the heart.  EnSite NavX incorporates certain three-dimensional intracardiac location technology licensed from Medtronic, Inc.  EnSite NavX is approved for use in Europe and in all other geographies where the EnSite System is currently sold or distributed.  The Company commercially released EnSite NavX worldwide during the second quarter of 2003.

Results of Operations

General.  Net losses were $1.4 million or $.07 per share, for the three months ended June 30, 2003, compared to $1.9 million or $0.12 per share, for the same period in 2002.  For the six months ended June 30, 2003, net losses were $3.6 million or $0.18 per share, compared to $3.7 million or $0.23 per share for the same period in 2002.  The Company expects losses to continue through the third quarter of 2003.

Revenue and Cost of Goods Sold.  Worldwide revenue for the three months ended June 30, 2003 was approximately $9.3 million, an increase of approximately $1.8 million, or 23.4%, over the same period in 2002.  For the six months ended June 30, 2003, worldwide revenue was approximately $16.6 million, an increase of $1.9 million or 13.3% over the same period in 2002.  In the U.S., revenue for the three months ended June 30, 2003 increased approximately $1.4 million, or 22.9%, over the same three-month period in 2002.  Revenue in the U.S. for the six months ended June 30, 2003 was approximately $12.6 million, an increase of $1.6 million or 15.0% over the same period in 2002.

International revenue for the three months ended June 30, 2003 was approximately $1.9 million, an increase of $0.4 million, or 25.5%, compared to the same period in 2002.  For the six months ended June 30, 2003, international revenue was approximately $4.0 million, an increase of $0.3 million, or 8.1%, over the same period in 2002.  International revenue includes sales direct to end-users in Europe and Canada, and to distributors in Europe, Asia Pacific and Mexico.

With the commercial release of EnSite NavX in the second quarter 2003, revenue from the sale of EnSite disposable products (EnSite catheters plus EnSite NavX surface electrode kits) for the three month period ended June 30, 2003 was approximately $4.9 million, an increase of approximately $0.9 million, or 22.0%, over the same period in 2002 (which included EnSite catheter sales only).  For the six month period ended June 30, 2003, revenue from the sale of EnSite disposable products was $8.6 million, an increase of $1.0 million, or 13.2%, over the same period in 2002 (which included EnSite catheter sales only).  Domestic sales accounted for 80.1% of total EnSite disposable product revenue for the three months ended June 30, 2003, compared to 82.2% for the same period in 2002 (which included EnSite catheter sales only).  For the six months ended June 30, 2003, domestic sales accounted for 80.0% of the total EnSite disposable product revenue, as compared to 80.0% for the same period in 2002 (which included EnSite catheter sales only).

Revenue from the sale of EnSite clinical workstations was approximately $2.6 million for the three months ended June 30, 2003, compared to $3.1 million for the same period in 2002.  EnSite clinical workstation revenue for the six month period ended June 30, 2003 was approximately $5.7 million, as compared to $6.3 million for the same period in 2002.  Domestic sales accounted for 84.6% of EnSite clinical workstation revenue for the three months ended June 30, 2003, compared to 79.4% for the same period in 2002.  Domestic sales accounted for 72.8% of EnSite clinical workstation revenue for the six month period ended June 30, 2003, compared to 70.1% for the same period in 2002.

Other revenue, which represents 5.5% and 5.6%, respectively, of worldwide sales for the three month periods ended June 30, 2003 and 2002, and 6.1% and 5.4% for the six month periods ended June 30, 2003 and 2002, respectively, includes deferred revenue generated from the sale of service and support contracts, and extended warranty agreements, as well as revenue from the sale of EnSite accessories and repairs to EnSite clinical workstations.

Following the commercial release of EnSite NavX in the second quarter of 2003, the Company upgraded 115 EnSite systems globally to add EnSite NavX hardware and software, resulting in the recognition of $1.3 million of deferred revenue related to the installation of EnSite NavX upgrades for the three month period ended June 30, 2003.

Cost of goods sold, including unabsorbed manufacturing expenses, was approximately $3.5 million and $2.8 million for the three month periods ended June 30, 2003 and 2002, respectively.  For the six month periods ended June 30, 2003 and 2002, cost of goods sold was approximately $5.9 million and $5.4 million, respectively.

The Company’s gross profit margin was 62.9% for the three months ended June 30, 2003, compared with 63.0% during the same period in 2002.  Gross margin for the six month periods ended June 30, 2003 and 2002 was 64.7% and 63.2%, respectively.  Gross margin on the $1.3 million of deferred revenue recognized during the second quarter from the installation of EnSite NavX hardware upgrades was 1.7%, which proportionately reduced the Company’s overall gross margin for the second quarter.

Gross margin on the sale of EnSite disposable products (EnSite catheters and EnSite NavX surface electrode kits) for the three month period ended June 30, 2003 was 77.4%, as compared to gross margin of 65.4% on EnSite catheter-only sales for the same period in 2002.  For the six month period ended June 30, 2003, gross margin from the sale of EnSite disposable products was 74.9%, as compared to gross margin of 68.1% on the sale of EnSite catheters-only for the same period in 2002.

Gross margin on the sale of EnSite clinical workstations improved to 64.5% in the second quarter of 2003, up from 61.1% in the second quarter of 2002.  Gross margin on the sale of EnSite clinical workstations for the six month period ended June 30, 2003 was 62.4%, as compared to 58.6% for the same period in 2002.  These gross margin improvements during the second quarter, and year-to-date, in 2003 were the result of higher average selling prices for EnSite clinical workstations with the inclusion of EnSite NavX as part of new EnSite system sales, and the fact that 84.2% of EnSite clinical workstation revenue in the second quarter was from domestic sales (72.8% from domestic sales in the first six months of 2003), which have substantially higher gross margins than international sales.

The Company expects gross margin to continue to improve on EnSite clinical workstations and on EnSite disposable products for the remaining quarters of 2003.

Research and Development Expenses.  Research and development expenses include compensation and benefit costs in the clinical, software, hardware, catheter and applied research departments, as well as costs associated with regulatory expenses.  Research and development expenses were approximately $1.5 million for the three month period ended June 30, 2003, compared to approximately $1.3 million during the same period in 2002.  Research and development expenses for the six month period ended June 30, 2003 were approximately $3.0 million, as compared to $2.6 million for the same period in 2002.  The Company expects to make continued significant investments in research and development and clinical studies during the remainder of 2003.

General and Administrative Expenses.  General and administrative expenses were approximately $0.8 million and $0.7 million for the three month periods ended June 30, 2003 and 2002, respectively.  General and administrative expenses for the six month periods ended June 30, 2003 and 2002 were approximately $1.5 million and $1.3 million, respectively.  The increase in expenses is primarily due to professional service expenses associated with various information technology projects, actions undertaken by the Company to comply with certain requirements of the Sarbanes-Oxley Act of 2002, as well as compensation and benefits of the Company’s CFO who was hired in the third quarter of 2002.  The Company expects general and administrative expenses to remain relatively constant for the remaining quarters of 2003.

Sales and Marketing Expenses.  Sales and marketing expenses were approximately $5.0 million during the three months ended June 30, 2003, compared to $4.7 million during the same period in 2002.  For the six month periods ended June 30, 2003 and 2002, sales and marketing expenses were $9.7 million and $9.1 million, respectively.  The increase is primarily attributable to increases in personnel and costs associated with the hiring and training of additional personnel during 2002 for the U.S. and European sales and clinical support teams.  The Company expects sales and marketing expenses to remain relatively constant for the remaining quarters of 2003.

Interest Income and Expense.  Interest income was approximately $11,000 and $26,000 for the three months ended June 30, 2003 and 2002, respectively.  For the six month periods ended June 30, 2003 and 2002, interest income was $23,000 and $49,000, respectively.  The decrease in interest income for the three and six month periods ended June 30, 2003 was due to lower average cash and cash equivalent balances and lower interest rates.  Interest expense was approximately $32,000 and $34,000 for the three month periods ended June 30, 2003 and 2002, respectively.  For the six month periods ended June 30, 2003 and 2002, interest expense was $61,000 and $61,000, respectively.

Liquidity and Capital Resources.

The Company’s operations since inception have been funded by net proceeds from the sale of common and preferred stock totaling approximately $97.1 million.  As of June 30, 2003 and December 31, 2002, the Company had cash, cash equivalents and short-term investments of approximately $2.7 million and $1.3 million, respectively.

For the six months ended June 30, 2003, the Company used cash of approximately $5.2 million, compared to approximately $7.8 million for the same period in 2002.

The Company’s accounts receivable balance was approximately $10.6 million as of June 30, 2003, an increase of approximately $2.5 million from December 31, 2002.  The increase in accounts receivable is, in part, attributable to the increase in revenues during the six months ended June 30, 2003 compared to previous periods, and the Company’s transition from a distributor organization to direct sales in Europe during 2002.  Of the approximately $10.6 million outstanding balance, as of June 30, 2003, approximately $6.6 million was generated from June 2003 sales.

The Company’s inventory balance at June 30, 2003 was approximately $4.6 million, a decrease of approximately $44,000, or 1%, over December 31, 2002.  The Company believes inventories of EnSite clinical workstations and EnSite catheters will decrease throughout the remainder 2003 to historical levels, slightly offset by the inventory of EnSite NavX upgrade kits and EnSite NavX surface electrode kits that were not part of the Company’s inventory in 2002.

The Company’s accounts payable (including accrued expenses) balance at June 30, 2003 was approximately $4.6 million, an increase of approximately $0.2 million from December 31, 2002.  The slight increase reflects the Company’s continued efforts to control its inventory and operating expenses, along with the efforts to closely match turns of both receivables and payables in order to optimize the Company’s cash flow.  The Company expects accounts payable and accrued expenses to increase during the remaining quarters of 2003 as operating and production expenses increase to support continued growth in revenue and the introduction of EnSite NavX.

The deferred revenue from the sale of service and support contracts, and extended warranty agreements (including the remaining EnSite NavX upgrades not yet installed at June 30, 2003) was approximately $2.5 million at June 30, 2003, as compared to approximately $2.7 million at December 31, 2002.  This slight decrease reflects the reduction of deferred revenue related to the recognition from the installation of EnSite NavX upgrades during the period offset with an increase in extended warranty agreements sold.

The Company had no short-term investment portfolio as of June 30, 2003 and December 31, 2002.  A majority of the Company’s available cash was in money market funds due to the inability to attain higher rates of interest in short-term investments dictated by the Company’s investment policy.

In January 2003, the Company received proceeds of $8,516,750 from a private placement of 3,097,000 shares of its common stock to accredited investors.  The placement was priced at $2.75 per share. In June 2001, the Company entered into a $3.5 million credit facility agreement with Silicon Valley Bank, consisting of a $1.5 million capital lease line and a $2 million revolving line of credit.  In May of 2002, the Company modified this credit facility agreement to increase the credit line to $3 million of credit in connection with the June 2002 expiration of the Company’s right to make additional advances against the capital lease line.  The credit facility agreement contains certain restrictive financial covenants, including an obligation to maintain a specified ratio of “current assets” to “current liabilities” (“quick ratio”), as well as a minimum “tangible net worth”.  As of June 30, 2003, the Company was in compliance with both the quick ratio and tangible net worth covenants of the credit facility.  The Company and Silicon Valley Bank subsequently amended this credit facility to extend the term of the facility until June 2003.  As of June 30, 2003, the Company had $572,067 outstanding on the expired capital lease line and had $1 million outstanding on the revolving line of credit.

The Company believes that its existing cash, cash equivalents, short-term investments and bank financing will be sufficient to fund the operations of the Company through the fourth quarter of 2003.  The Company’s future liquidity and capital requirements will depend on numerous factors, including the timing of regulatory actions regarding the Company’s products, competition, the results of clinical trials, the extent to which the Company’s EnSite System and EnSite NavX products continue to gain market acceptance, the cost, timing and method of expanding sales, marketing, research and development, and manufacturing activities, and the ability of the Company to obtain additional bank or equity financing.

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

Revenue Recognition.  Revenue from the sale of the Company’s EnSite clinical workstation is recognized at the time of shipment in instances where the Company has evidence of a contract, the purchase price is fixed and determinable, and collection is probable.  Revenue from service and support contracts, and from extended warranty and hardware upgrade agreements, are deferred and recognized ratably over the period the services are provided or at the time the upgrades are performed.  The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” provides guidance on the application of generally accepted accounting principals to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 101.

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

New Accounting Standards.  In November 2002, the EITF published EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  EITF Issue No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting.  EITF Issue No. 00-21 is effective for all revenue arrangements entered into for fiscal periods beginning after June 15, 2003, with early adoption permitted.  The Company does not believe the adoption of EITF Issue No. 00-21 will have a material effect on its consolidated results of operations, financial position, or cash flows.

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

Cautionary Statement

Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent the Company’s expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding its current assumptions about future financial performance; the continuation of historical trends; the sufficiency of its cash balances and cash generated from operating activities for future liquidity and capital resource needs; the expected impact of changes in accounting policies on the Company’s results of operations, financial condition or cash flows; anticipated problems and its plans for future operations; and the economy in general or the future of the medical device industry, all of which are subject to various risks and uncertainties.  When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases “believes,” “anticipates,” “expects,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements.  However, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.

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

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

The Company had approximately $2.7 million of cash and investments as of June 30, 2003.  Substantially all of the investments were U.S. government or investment grade, fixed income securities from domestic issuers.  Because of the credit risk criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk.  The Company does not use derivative financial instruments to manage interest rate risk or to speculate on futures changes in interest rates.  A rise in interest rates could negatively affect the fair value of the Company’s investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company’s investments; management believes that such an increase in interest rates would not have a material impact on the Company’s future earnings or cash flows.  Even though the Company distributes products abroad, the Company does not conduct sales in foreign currencies.  Therefore, management does not believe that Company is exposed to any material foreign currency exchange rate risk.

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

(b) Changes in internal controls over financial reporting.

During the quarter ended June 30, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materialy affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s stockholders was held on May 21, 2003.  At the meeting, stockholders voted on the election of two directors and the re-election of one director for terms expiring at the Annual Meeting of the Company in 2006.  The votes cast for each of the directors was as follows:  Richard D. Randall received 14,597,975 votes “For” and 155,613 votes were “Withheld”; Richard J. Nigon received 14,682,860 votes “For” and 70,728 votes were “Withheld”; Jean-Paul M. Peltier received 13,633,887 votes “For” and 1,119,701 votes were “Withheld”.  The Company’s 2003 Stock Incentive Plan was approved with the number of shares authorized under the Plan set at 1,250,000 with 7,481,063 votes in favor, 563,611 votes against, 153,945 abstentions and 6,554,969 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibits	Description
10.1	2003 Stock Incentive Plan (as approved May 21, 2003)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                              Reports on Form 8-K

A Form 8-K was filed by the Company on April 17, 2003; such report contained information disclosed under Item 5 and included a copy of a press release issued by the Company announcing the election by the Company’s Board of Directors of two new directors.

A Form 8-K was filed by the Company on April 23, 2003; such report contained information disclosed pursuant to Regulation FD under Item 9 and included a copy of a press release issued by the Company announcing FDA clearance of the Company’s EnSite NavX intracardiac navigation system.

A Form 8-K was filed by the Company on April 23, 2003; such report contained information disclosed pursuant to Regulation FD under Item 9 and included a copy of a press release issued by the Company announcing its first quarter 2003 earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOCARDIAL SOLUTIONS, INC.

Dated: August 14, 2003	By:	/s/ James W. Bullock
James W. Bullock
President and Chief Executive Officer

	By:	/s/ J. Robert Paulson, Jr.
J. Robert Paulson, Jr.
Chief Financial Officer
(Principal Accounting Officer)