Form 10-Q
period 2003-09-30
ENDOCARDIAL SOLUTIONS INC
filed 2003-11-14
CIK 940659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2003

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	21,528,699
(Class)	(Number of Shares Outstanding at November 4, 2003)

INDEX

Endocardial Solutions, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Endocardial Solutions, Inc.

Consolidated Balance Sheets

(000’s)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$9,823	$1,348
Accounts Receivable, net of reserve for doubtful accounts (2003 - $60,000; 2002 - $60,000)	10,549	8,149
Inventories	4,260	4,635
Prepaid expenses and other current assets	1,138	872
Total current assets	25,770	15,004

Furniture and equipment	9,222	8,279
Less accumulated depreciation	(6,513)	(5,828)
	2,709	2,451

Deposits	51	49
Notes Receivable	206	206
Patents, net of accumulated amortization (2003 - $124,555; 2002 - $120,494)	7	11

Total assets	$28,743	$17,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,491	$1,705
Accrued compensation expenses	2,415	2,672
Bank line of credit	1,000	1,000
Current portion of capital lease obligations	380	514
Current portion of deferred revenue	2,416	2,217
Total current liabilities	8,702	8,108

Long-term Liabilities:
Capital lease obligations	97	363
Deferred revenue	272	435
Total long-term liabilities	369	798

Stockholders’ equity:
Undesignated Preferred Stock, par value $.01 per share:
Authorized shares—10,000,000
Issued and outstanding shares-none	—	—
Common Stock, $.01 par value
Authorized shares—40,000,000
Issued and outstanding shares—September 30, 2003—21,455,208; December 31, 2002-16,567,593	215	166
Additional paid-in capital	103,917	88,987

Accumulated deficit	(84,908)	(80,448)
Accumulated other comprehensive gain/(loss)	582	309
Deferred compensation	(134)	(199)
Total stockholders’ equity	19,672	8,815
Total liabilities and stockholders’ equity	$28,743	$17,721

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Endocardial Solutions, Inc.

Consolidated Statements of Operations

(000’s)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenue	$9,696	$5,508	$26,282	$20,148

Cost of goods sold	3,370	2,040	9,232	7,431
Gross profit	6,326	3,468	17,050	12,717

Operating expenses:
Research and development	1,430	1,399	4,464	3,993
General and administrative	862	743	2,384	2,017
Sales and marketing	4,889	4,418	14,569	13,495
Operating loss	(855)	(3,092)	(4,367)	(6,788)

Other income (expense):
Interest income	4	16	27	65
Interest expense	(25)	(40)	(87)	(100)
Other	(3)	(2)	(33)	(19)
	(24)	(26)	(93)	(54)

Net loss for the period	$(879)	$(3,118)	$(4,460)	$(6,842)

Net loss per share - basic and diluted	$(0.04)	$(0.19)	$(0.22)	$(0.42)

Weighted average shares outstanding	20,476,741	16,616,195	19,916,656	16,239,211

See accompanying notes.

Endocardial Solutions, Inc.

Consolidated Statements of Cash Flows

(000’s)

(Unaudited)

	For the Nine Months Ended
	September 30, 2003	September 30, 2002
Operating activities
Net loss	$(4,460)	$(6,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	702	1,103
Amortization of deferred compensation	65	67
Loss on disposal of equipment	8	—
Changes in operating assets and liabilities:
Accounts Receivable	(2,148)	(1,484)
Inventory	287	(1,141)
Prepaid expenses and other assets	(209)	(429)
Accounts payable and accrued expenses	492	(1,221)
Deferred revenue	(5)	397
Net cash used in operating activities	(5,268)	(9,550)

Investing activities
Purchases of furniture and equipment	(962)	(489)
Proceeds from sale of equipment	—	—
Net cash used in investing activities	(962)	(489)

Financing activities
Proceeds from bank line of credit	—	250
Proceeds from capital lease obligations	—	163
Principal payments on notes payable and capital lease obligations	(400)	(578)
Proceeds from issuance of common stock	14,979	9,376
Net cash provided by (used in) financing activities	14,579	9,211

Effect of exchange rate changes on cash	126	173

Increase (decrease) in cash and cash equivalents	8,475	(655)
Cash and cash equivalents at beginning of period	1,348	4,550
Cash and cash equivalents at end of period	$9,823	$3,895

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment and inventory through capital lease obligations	$—	$725

See accompanying notes.

Endocardial Solutions, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2002, contained in the Company’s Form 10-K.

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

Inventories consist of the following:

	September 30, 2003	December 31, 2002
Raw Materials	$2,340,237	$2,099,943
Work-in-progress	318,602	497,589
Finished goods	1,601,887	2,037,103
	$4,260,726	$4,634,635

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

	For the three months ended		For the nine months ended
	2003	2002	2003	2002
Net loss, as reported as September 30:	$(879,221)	$(3,117,673)	$(4,460,249)	$(6,842,467)
Add: Stock-based compensation, as reported	20,587	22,814	64,728	67,243
Deduct: Stock-based compensation determined under fair-value-based method for all awards	(339,031)	(426,181)	(1,070,910)	(1,310,488)
Adjusted net loss, assuming fair-value-based method for all stock-based awards	$(1,197,665)	$(3,521,040)	$(5,466,431)	$(8,085,712)
Basic and diluted loss per share, as reported	$(0.04)	$(0.19)	$(0.22)	$(0.42)
Basic and diluted loss per share, SFAS No. 123 adjusted	$(0.06)	$(0.21)	$(0.27)	$(0.50)

4.                                      Comprehensive Income

The components of comprehensive loss and income, net of related tax, were as follows:

	For the three months ended September 30		For the nine months ended September 30
	2003	2002	2003	2002
Net (loss) income	$(879,221)	$(3,117,673)	$(4,460,249)	$(6,842,467)
Foreign currency translation adjustment	135,149	(74,884)	273,940	152,254
Comprehensive (loss) income	$(744,072)	$(3,192,557)	$(4,186,309)	$(6,690,213)

5.                                      Guarantees and Contractual Obligations

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”).  The Interpretation requires disclosure in periodic financial statements of certain guarantee arrangements.  The Interpretation also clarifies situations where a guarantor is required to recognize the fair value of certain guarantees in the financial statements.  The Company does not have any guarantees that require recognition at fair value under the Interpretation.

The Company sells extended warranty contracts that include service and support, and may also include software and/or hardware upgrades.  These items are required to be disclosed in periodic financial statements under the Interpretation.  Revenue from the sale of extended warranty contracts are deferred and recognized ratably over the period in which the services are provided, and/or at the time the upgrades are performed.  The Company does not recognize revenue from periodic upgrades to versions of previously released software upgrades.  Costs associated with extended warranty contracts are recognized at the time the service is provided, and/or the upgrades performed.

Changes in the recorded deferred revenue amounts during the period are as follows:

Balance, December 31, 2002	$2,652,455
Additional deferred revenue during the period	3,323,651
Deferred revenue recognized during the period	(3,288,209)
Balance, September 30, 2003	$2,687,897

6.                                      Reclassifications

Certain prior year items have been reclassified to conform to current year presentations.

7.                                      Stock Offering

In January 2003, the Company received proceeds of $8,516,750 from a private placement of 3,097,000 shares of its common stock at a price of $2.75 per share, to accredited investors.

In August 2003, the Company received proceeds of $7,361,123 from a private placement of 1,732,029 shares of its common stock at a price of $4.25 per share, to accredited investors.

8.                                      Segment Reporting

Sales by geographic destination as a percentage of total sales were as follows:

	For the three months ended September 30		For the nine months ended September 30
	2003	2002	2003	2002
Domestic	78%	81%	77%	76%
International:
Europe	18%	14%	15%	16%
Asia Pacific	4%	5%	7%	5%
Canada/Mexico	0%	0%	1%	3%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Endocardial Solutions Inc. (the “Company”), was incorporated in May 1992.  The Company develops, manufactures and markets the EnSite® clinical workstation, the EnSite Array™ catheter (“EnSite Array”), and the EnSite NavX™ surface electrode kit (“EnSite NavX”) (collectively, the “EnSite System”) for use by electrophysiologists in diagnosing and mapping abnormal heart rhythms known as tachycardias.  During the second quarter of 1999, the Company received clearance from the U.S. Food and Drug Administration (“FDA”) to market the EnSite workstation and the EnSite Array in the U.S. for use in the right atrium of the heart.  The EnSite workstation with the EnSite Array is available to electrophysiologists in Europe for use in the right atrium and left ventricle of the heart.  In April of 2003, the Company received clearance from the FDA to market EnSite NavX, a new product utilized with the EnSite clinical workstation that enables non-fluoroscopic navigation of conventional linear mapping catheters in any chamber of the heart.  EnSite NavX incorporates certain three-dimensional intracardiac location technology licensed from Medtronic, Inc.  The EnSite workstation with EnSite NavX also is approved for use in Europe and in all other geographies where the EnSite System is currently sold or distributed.  The Company commercially released EnSite NavX worldwide during the second quarter of 2003.

Results of Operations

General.  Net losses were $879,221 or $.04 per share, for the three months ended September 30, 2003, compared to $3.1 million or $0.19 per share, for the same period in 2002.  For the nine months ended September 30, 2003, net losses were $4.5 million or $0.22 per share, compared to $6.8 million or $0.42 per share for the same period in 2002.  The Company expects losses may continue through the fourth quarter of 2003.

Revenue and Cost of Goods Sold.  Worldwide revenue for the three months ended September 30, 2003 was approximately $9.7 million, an increase of approximately $4.2 million, or 76%, over the same period in 2002.  For the nine months ended September 30, 2003, worldwide revenues were approximately $26.3 million, an increase of $6.1 million, or 30.4%, over the same period in 2002.  In the U.S., revenues for the three months ended September 30, 2003 increased approximately $3.0 million, or 67.7%, over the same three-month period in 2002.  Revenue in the U.S. for the nine months ended September 30, 2003 was approximately $20.1 million, an increase of $4.7 million, or 30.3%, over the same period in 2002.

International revenue for the three months ended September 30, 2003 was approximately $2.2 million, an increase of $1.2 million, or 112.2%, compared to the same period in 2002.  For the nine months ended September 30, 2003, international revenue of approximately $6.1 million was an increase of $1.4 million, or 30.9%, over the same period in 2002.  International revenue includes direct sales to end-users in Canada and certain countries in Europe, and to distributors in other countries in Europe, the Middle East, Asia Pacific, and Mexico.

With the commercial release of EnSite NavX in the second quarter, revenue from the sale of EnSite disposable products (EnSite Array catheters and EnSite NavX surface electrode kits) for the three month period ended September 30, 2003 was approximately $5.4 million, an increase of approximately $2.3 million, or 75.1%, over the same period in 2002 (which included EnSite Array sales only).  For the nine month period ended September 30, 2003, revenue from the sale of EnSite disposable products was approximately $14.0 million, an increase of $3.3 million, or 31.1%, over the same period in 2002 (which included EnSite Array sales only).  Domestic sales accounted for 82.3% of total EnSite disposable product revenue for the three months ended September 30, 2003, compared to 80.1% for the same period in 2002 (which included EnSite Array sales only).  For the nine months ended September 30, 2003, domestic sales accounted for 80.9% of the total EnSite disposable product revenue, as compared to 80.0% for the same period in 2002 (which included EnSite Array sales only).

Revenue from the sale of EnSite clinical workstations was approximately $3.0 million for the three months ended September 30, 2003, compared to $2.0 million for the same period in 2002.  EnSite clinical workstation revenue for the nine month period ending September 30, 2003 was approximately $8.7 million, as compared to $8.2 million for the same period in 2002.  Domestic sales accounted for 74.4% of EnSite clinical workstation revenue for the three months ended September 30, 2003, compared to 87.5% for the same period in 2002.  Domestic sales accounted for 73.4% of EnSite clinical workstation revenue for the nine month period ending September 30, 2003, compared to 74.3% for the same period in 2002.

Other revenue, which represents 5.4% and 7.9%, respectively, of worldwide sales for the three month periods ending September 30, 2003 and 2002, and 5.9% and 6.1% for the nine month periods ending September 30, 2002 and 2003, respectively, includes deferred revenue generated from the sale of extended warranty agreements, as well as revenue from the sale of EnSite accessories and repairs to EnSite clinical workstations.

As of September 30, 2003, the Company has upgraded more than 179 EnSite Systems globally to add EnSite NavX hardware and software.  For the three months ended September 30, 2003, the Company recognized revenue of approximately $741,000 from deferred revenue related to the installation of EnSite NavX upgrades.  For the nine months ended September 30, 2003, the Company recognized revenue of approximately $2.0 million from deferred revenue related to the installation of EnSite NavX upgrades.

Cost of goods sold was approximately $3.4 million and $2 million for the three month periods ended September 30, 2003 and 2002, respectively.  For the nine month periods ending September 30 2003 and 2002, cost of goods sold was approximately $9.2 million and $7.4 million, respectively.

The Company’s gross profit margin was 65.2% for the three months ended September 30, 2003, compared with 63.0% during the same period in 2002.  Gross margins for the nine month periods ended September 30, 2003 and 2002 were 64.9% and 63.1%, respectively.  Gross margins on approximately $741,000 and $2.0 million of deferred revenue recognized during the third quarter and year-to-date from the installation of EnSite NavX hardware upgrades were 11.2% and 6.7%, respectively, which has proportionately reduced the Company’s overall gross margins for both the second and third quarters.

Gross margins on the sale of EnSite disposable products (EnSite Array catheters and EnSite NavX surface electrode kits) for the three month period ending September 30, 2003 were 76.2%, as compared to gross margins of 65.7% from the sale of EnSite Arrays only for the same period in 2002.  For the nine month period ended September 30, 2003, gross margins from the sale of EnSite disposable products were 75.4%, as compared to gross margins of 67.4% on the sale of EnSite Arrays only for the same period in 2002.

Gross margins on the sale of EnSite clinical workstations were 58.7% in the third quarter of 2003, up from 55.1% in the third quarter of 2002.  Gross margins on the sale of EnSite clinical workstations for the nine month period ending September 30, 2003 were 59.8%, as compared to 55.7% for the same period in 2002.

Research and Development Expenses.  Research and development expenses include compensation and benefit costs in the clinical, software, hardware, catheter and applied research departments, as well as costs associated with regulatory expenses.  Research and development expenses were approximately $1.4 million for the three month period ended September 30, 2003, compared to approximately $1.4 million during the same period in 2002.  Research and development expenses for the nine month period ending September 30, 2003 were approximately $4.5 million, as compared to $4 million for the same period in 2002.  The Company expects to make continued significant investments in research and development and clinical studies during the remainder of 2003.  The Company is continuing its clinical studies using the EnSite System to assist electrophysiologists in stratifying patients with congestive heart failure (“CHF”) who are candidates to receive bi-ventricular pacing devices, identifying the optimal pacing, and measuring the hemodynamic efficiency of the pacing therapy.

General and Administrative Expenses.  General and administrative expenses were approximately $863,000 and $743,000 for the three month periods ended September 30, 2003 and 2002, respectively.  General and administrative expenses for the nine month periods ended September 30, 2003 and 2002 were approximately $2.4 million and $2.0 million, respectively.  The increase in expenses is primarily due to professional service expenses associated with various information technology projects, and actions undertaken by the Company to comply with certain requirements of the Sarbanes-Oxley Act of 2002.  The Company also incurred fees and professional service expenses associated with filing for trademark protection in various international jurisdictions, and the execution of a new credit facility with Silicon Valley Bank.  The Company expects general and administrative expenses to remain relatively constant during the fourth quarter of 2003.

Sales and Marketing Expenses.  Sales and marketing expenses were approximately $4.9 million during the three months ended September 30, 2003, compared to $4.4 million during the same period in 2002.  For the nine month periods ended September 30, 2003 and 2002, sales and marketing expenses were $14.6 million and $13.5 million, respectively.  This increase in expense is primarily attributable to travel and training costs associated with the installation and upgrade of more than 179 EnSite workstations to include EnSite NavX during the second and third quarters of 2003, and an increase in commissions the Company paid for certain distributor sales in the U.S. and Europe.  The Company expects sales and marketing expenses to remain relatively constant during the fourth quarter of 2003.

Interest Income and Expense.  Interest income was approximately $4,000 and $16,000 for the three months ended September 30, 2003 and 2002, respectively.  For the nine month periods ending September 30, 2003 and 2002, interest income was $27,000 and $65,000, respectively.  The decrease in interest income for the three and nine month periods ended September 30, 2003 was due to lower average cash and cash equivalent balances and lower interest rates.  Interest expense was approximately $25,000 and $40,000 for the three month periods ended September 30, 2003 and 2002, respectively.  For the nine month periods ending September 30, 2003 and 2002, interest expense was $87,000 and $101,000, respectively.

Liquidity and Capital Resources.

The Company’s operations since inception have been funded by net proceeds from the sale of common and preferred stock totaling approximately $104.1 million.  As of September 30, 2003 and December 31, 2002, the Company had cash, cash equivalents and short-term investments of approximately $9.8 million and $1.3 million, respectively.

For the nine months ended September 30, 2003, the Company used cash from operating activities of approximately $5.3 million, compared to approximately $9.5 million for the same period in 2002.

The Company’s accounts receivable balance was approximately $10.5 million as of September 30, 2003, an increase of approximately $2.4 million from December 31, 2002.  The increase in accounts receivable is, in part, attributable to the increase in revenues during the nine months ended September 30, 2003 compared to previous periods, and the Company’s transition from a distributor organization to direct sales in Europe during 2002.  Of the approximately $10.5 million outstanding balance, as of September 30, 2003, approximately $7.4 million came from sales generated in September which equated to $6.6 million of recognized revenue for the month.

The Company’s inventory balance at September 30, 2003 was approximately $4.3 million, a decrease of approximately $374,000, or 8.1%, over December 31, 2002.  The Company believes inventories of EnSite Arrays will decrease during the fourth quarter of 2003 to historical levels.  This decrease in EnSite Array inventory may be slightly offset by the inventory of EnSite NavX that was not part of the Company’s inventory in 2002.

The Company has acquired the inventory components necessary to manufacture in the fourth quarter a number of “pre-NavX” EnSite v.3.2 workstations pursuant to a forecast the Company received from the its distributor in Japan.  The Company may not ship these EnSite v.3.2 workstations to the Company’s distributor until early 2004, which would increase the Company’s EnSite workstation inventory at the end of the fourth quarter of 2003.  During the fourth quarter, the Company also expects to complete its conversion of the operating software and computing platform for its EnSite workstation to a LINUX-based operating system on an Intel® Xeon® computing system, from the current UNIX-based operating system on a Silicon Graphics computing system.  The Company will purchase inventory of the new Intel Xeon computer workstations in the fourth quarter for use in new EnSite System sales, in preparation for upgrading the EnSite workstations of those customers who purchase the upgrade, and for internal use in research and development, and marketing.  The number of new Intel Xeon workstations purchased may increase inventory at the end of the fourth quarter.

The Company’s accounts payable (including accrued expenses) balance at September 30, 2003 was approximately $4.9 million, an increase of approximately $529,000 from December 31, 2002.  The slight increase reflects the Company’s continued efforts to control its inventory and operating expenses, along with the efforts to closely match turns of both receivables and payables in order to optimize the Company’s cash flow.  The Company expects accounts payable and accrued expenses to remain relatively constant, or increase slightly during the fourth quarter as a result of the operating and production expenses required to support the continued upgrade of EnSite Systems to include EnSite NavX, as well as introduction of the new computing platform.

Total deferred revenue from the sale of extended warranty agreements or standard new EnSite System warranty coverage (including service and support and hardware upgrades) was  approximately $2.7 million at September 30, 2003, as compared to approximately $2.7 million at December 31, 2002.  This balance reflects the fact that at the end of September 2003, the Company had sold extended warranties on more than 179 EnSite clinical workstations over the past nine months.

The Company had no short-term investment portfolio as of September 30, 2003 and December 31, 2002.  A majority of the Company’s available cash was in money market funds consistent with the Company’s investment policy.

In January 2003, the Company received proceeds of $8,516,750 from a private placement of 3,097,000 shares of its common stock to accredited investors.  The placement was priced at $2.75 per share.  In August 2003, the Company received proceeds of $7,361,123 from a private placement of 1,732,029 shares of its common stock to accredited investors.  The placement was priced at $4.25 per share.

In September 2003, the Company entered into a $4.5 million credit facility agreement with Silicon Valley Bank (“SVB”).  This new credit facility with SVB replaced a prior credit facility with SVB that the Company entered into in June 2001, and modified as of May 2002 and thereafter to extend the term of the initial agreement.  The September 2003 credit facility with SVB consists of a $3 million domestic line of credit, and a $1.5 million international (EXIM) credit line.  This credit facility operates as a revolving line of credit, with $1.25 million reserved for use as a capital lease line.  The credit facility agreement contains certain restrictive financial covenants, including an obligation to maintain a specified ratio of “current assets” to “current liabilities” (“quick ratio”), as well as a minimum “tangible net worth”.  As of September 30, 2003, the Company was in compliance with the tangible net worth covenant of the credit facility.  As of September 30, 2003, the Company had $477,017 outstanding related to capital leases and had an additional $1 million outstanding on the credit line.

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

The Company cautions that these statements by their nature involve risks and uncertainties, certain of which are beyond its control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as market demand and pressures on the pricing for its products; changing market conditions, competition and growth rates within the medical device industry; changes in accounting policies; risks associated with operations outside of the U.S.; changing economic conditions such as general economic slowdown, decreased consumer confidence and the impact of war on the economy; and other risks and uncertainties, including those described in Exhibit 99.1 to our Form 10-Q for the quarter ended September 30, 2003.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

The Company had approximately $9.8 million of cash and investments as of September 30, 2003.  Substantially all of the investments were U.S. government or investment grade, fixed income securities from domestic issuers.  Because of the credit risk criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk.  The Company does not use derivative financial instruments to manage interest rate risk or to speculate on futures changes in interest rates.  A rise in interest rates could negatively affect the fair value of the Company’s investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company’s investments; management believes that such an increase in interest rates would not have a material impact on the Company’s future earnings or cash flows.  Although the Company distributes products abroad, the Company only conducts international sales in U.S. dollars and Euros.  Management does believe the Company has any material foreign currency exchange rate risk.

Item 4.  Controls and Procedures.

 (a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

 (b) Changes in internal controls over financial reporting.

During the quarter ended September 30, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

In August 2003, the Company completed the sale in a private placement of 1,732,029 shares of its common stock to accredited investors at a price of $4.25 per share, for proceeds of $7,361,123.  The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Pursuant to the terms of the stock purchase agreement, these shares were registered for resale pursuant to the Securities Act of 1933.  Proceeds from the sale of these shares will be used for general working capital, including expenses associated with research and development, clinical studies and the commercial introduction of new products.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibits	Description
10.1

Form of Stock Purchase Agreement, used in transactions dated August 20, 2003 and August 25, 2003, among Endocardial Solutions, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 26, 2003, as amended on Form 8-K/A filed on August 27, 2003 and Form 8-K/A filed on September 2, 2003).

10.2	Loan and Security Agreement, dated September 24, 2003, by and between Endocardial Solutions, Inc. and Silicon Valley Bank.

10.3	Loan and Security Agreement (Exim Program), dated September 24, 2003, by and between Endocardial Solutions, Inc. and Silicon Valley Bank.

10.4	Secured Promissory Note (Exim Program) dated September 24, 2003

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.

(b)                                 Reports on Form 8-K

A Form 8-K was filed by the Company on July 24, 2003; such report contained information disclosed pursuant to Regulation FD under Item 9 and included as an exhibit under Item 7, a copy of a press release issued by the Company announcing its second quarter 2003 earnings results.

A Form 8-K was filed by the Company on August 26, 2003, as amended on Form 8-K/A filed on August 27, 2003 and Form 8-K/A filed on September 2, 2003; such report contained information disclosed pursuant to Regulation FD under Item 5 and included as exhibits under Item 7, a copy of the press releases issued by the Company announcing the sale of approximately $7.4 million of its common stock, as well as a copy of the Stock Purchase Agreement entered into with the Investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOCARDIAL SOLUTIONS, INC.

Dated: November 14, 2003	By:	/s/ James W. Bullock
James W. Bullock
President and Chief Executive Officer

/s/ J. Robert Paulson, Jr.
J. Robert Paulson, Jr.
Chief Financial Officer
(Principal Accounting Officer)