Form 10-Q
period 2004-03-31
ENDOCARDIAL SOLUTIONS INC
filed 2004-05-07
CIK 940659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number
0-22233

ENDOCARDIAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1724963
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1350 Energy Lane, Suite 110,
St. Paul, MN	55108
(Address of principal executive offices)	(Zip Code)

(651) 523-6900
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     As of May 4, 2004 the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 21,947,360.

INDEX

Endocardial Solutions, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets—March 31, 2004 and December 31, 2003
Consolidated Statements of Operations—Three months ended March 31, 2004 and 2003
Consolidated Statements of Cash Flows—Three months ended March 31, 2004 and 2003
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Items 1 through 5 have been omitted since all items are inapplicable or answers negative.
Item 6. Exhibits and Reports on Form 8-K
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Endocardial Solutions, Inc.

Consolidated Balance Sheets

	As of March 31,	As of December 31,
	2004	2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,826,383	$10,216,385
Accounts receivable, net of allowance for doubtful accounts (2004 — $151,996; 2003 — $151,996)	12,238,379	10,378,401
Inventories	4,065,599	4,075,747
Prepaid expenses and other current assets	1,437,130	1,435,102

Total Current Assets	24,567,491	26,105,635

Furniture and equipment	9,702,454	9,331,606
Less accumulated depreciation	(6,835,933)	(6,628,801)

	2,866,521	2,702,805
Deposits	50,939	51,179
Notes receivable	206,226	206,226
Other assets	647,748	624,760
Intangible assets, net of accumulated amortization (2004 — $141,486; 2003 — $125,266)	581,152	585,032

Total assets	$28,920,077	$30,275,637

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable and accrued expenses	$3,962,174	$5,683,372
Bank line of credit	1,000,000	1,000,000
Current portion of capital lease obligations	286,917	318,011
Current portion of deferred revenue	2,786,903	2,634,751

Total Current Liabilities	8,035,994	9,636,134

Long-Term liabilities:
Capital lease obligations	—	63,956
Deferred revenue	270,656	262,282

Total Long-Term liabilities	270,656	326,238

Stockholders’ equity:
Undesignated preferred stock, par value $0.1 per share:
Authorized shares — 10,000,000
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 40,000,000
Issued and outstanding shares — March 31, 2004 — 21,944,121; December 31, 2003 — 21,597,241	218,440	215,972
Additional paid-in capital	106,371,172	104,680,168
Accumulated deficit	(85,181,159)	(84,956,006)
Accumulated other comprehensive income	285,054	486,525
Deferred compensation	(1,080,080)	(113,394)

Total stockholders’ equity	20,613,427	20,313,265

Total liabilities and stockholders’ equity	$28,920,077	$30,275,637

     See accompanying notes.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Revenue	$10,604,609	$7,291,744
Cost of Goods Sold	3,546,083	2,415,004

Gross Margin	7,058,526	4,876,740

Operating Expenses:
Research and Development	1,167,216	1,545,370
General and Administrative	708,308	747,229
Sales and Marketing	5,341,239	4,707,383

Total Operating Expenses	7,216,763	6,999,982

Operating Loss	(158,237)	(2,123,242)

Other Income/(Expense)
Interest Income	7,778	11,405
Interest Expense	(28,788)	(28,866)
Other	(45,906)	(21,204)

Total Other Income/(Expense)	(66,916)	(38,665)

Net Loss	$(225,153)	$(2,161,907)

Net loss per share — basic and diluted	$(0.01)	$(0.11)

Weighted average shares outstanding	21,826,072	19,584,300

See accompanying notes.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Operating activities
Net loss	$(225,153)	$(2,161,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260,285	268,407
Amortization of deferred compensation	74,314	22,814
Changes in operating assets and liabilities:
Accounts receivable	(1,961,239)	(733,062)
Inventories	(207,572)	(655,698)
Prepaid expenses	(26,640)	(31,512)
Other assets	(94,515)	323,141
Accounts payable and accrued expenses	(1,714,618)	(819,840)
Deferred revenue	172,163	680,847

Net cash used in operating activities	(3,722,975)	(3,106,810)

Investing activities
Purchases of furniture and equipment	(376,392)	(364,159)

Net cash used in investing activities	(376,392)	(364,159)

Financing activities
Principal payments on notes payable and capital lease obligations	(95,050)	(156,904)
Proceeds from issuance of common stock	766,471	7,964,158

Net cash provided by financing activities	671,421	7,807,254

Effect of exchange rate changes on cash	151,945	(102,992)

Decrease (increase) in cash and cash equivalents	(3,276,001)	4,233,293

Cash and cash equivalents at beginning of period	10,216,384	1,347,753

Cash and cash equivalents at end of period	$6,826,383	$5,581,046

Supplemental disclosure of non-cash investing and financing activities
Value of restricted stocks granted in connection with consulting agreement	$1,041,000	$—

See accompanying notes.

Endocardial Solutions, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2003 contained in the Company’s Form 10-K.

2. Inventories

     Inventories are carried at the lower of cost (first-in, first-out basis) or market.

     Inventories consisted of the following:

	March 31,	December 31,
	2004	2003
Raw materials	$2,777,539	$2,852,690
Work-in-progress	312,136	168,231
Finished goods	975,924	1,054,826

	$4,065,599	$4,075,747

3. Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, to stock- based employee compensation.

	For the three months ended March 31,
	2004	2003
Net loss, as reported:	$(225,153)	$(2,161,907)
Add: Stock-based compensation, as reported	74,314	22,814

	For the three months ended March 31,
	2004	2003
Deduct: Stock-based compensation determined under fair-value-based method for all awards	(375,723)	(374,614)

Adjusted net loss, assuming fair-value-based method for all stock-based awards	$(526,562)	$(2,513,707)

Basic and diluted loss per share, as reported	$(0.01)	$(0.11)

Basic and diluted loss per share, SFAS No. 123 adjusted	$(0.02)	$(0.13)

4. Comprehensive Loss

     The components of comprehensive loss and income, net of related tax, were as follows:

	For the three months ended March 31,
	2004	2003
Net loss	$(225,123)	$(2,161,907)
Foreign currency translation adjustment	(201,471)	128,100

Comprehensive loss	$(426,594)	$(2,033,807)

5. Guarantees and Contractual Obligations

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the “Interpretation”). The Interpretation requires disclosure in periodic financial statements of certain guarantee arrangements. The Interpretation also clarifies situations where a guarantor is required to recognize the fair value of certain guarantees in the financial statements. The Company does not have any guarantees that require recognition at fair value under the Interpretation.

     The Company sells extended warranty contracts that include service and support, and may also include software and/or hardware upgrades. These items are required to be disclosed in periodic financial statements under the Interpretation. Revenue from the sale of extended warranty contracts is deferred and recognized ratably over the period in which the services are provided, and revenue from the sale of hardware upgrades is deferred and recognized until the upgrades are performed. Costs associated with extended warranty contracts are recognized at the time the service is provided. Costs associated with upgrades are recognized at time the upgrades are performed.

Changes in deferred revenue amounts the three months ended March 31, 2004 are as follows:

Balance, December 31, 2003	$2,897,033
Revenue deferred during the period	1,617,736
Deferred revenue recognized during the period	(1,457,210)

Balance, March 31, 2004	$3,057,559

6. Reclassifications

     Certain prior year items have been reclassified to conform to current period presentation.

7. Restricted Stock

     On February 16, 2004, the Company issued a restricted grant of 100,000 shares of the Company’s common stock in connection with the execution of a consulting agreement.

8. Segment Reporting

     Revenue by geographic destination as a percentage of total revenue was as follows:

	For the three months
	ended March 31
	2004	2003
Domestic	64%	72%
International:
Europe	22%	13%
Asia Pacific	12%	15%
Canada/Mexico	2%	0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Endocardial Solutions, Inc. develops, manufactures and markets the EnSite clinical workstation and the EnSite Array catheter for use by electrophysiologists in diagnosing and mapping abnormal heart rhythms known as tachycardias, and EnSite NavX surface electrodes for use by electrophysiologists in visualizing and navigating the precise placement of conventional linear catheters used during diagnostic and therapeutic electrophysiology procedures. The EnSite clinical workstation and EnSite Array were first available in full market release to electrophysiologists in Europe in 1998. The EnSite clinical workstation and EnSite Array catheter received FDA approval for right atrial use in the U.S. and Canada in 1999, and the Company received general approval to market the EnSite System for cardiac mapping in Australia, Korea, Thailand, Malaysia, China and Hong Kong in 2000, and in Taiwan in 2001. The Company commercially released EnSite NavX worldwide during the second quarter of 2003 following clearance from the FDA. The Company commercially released EnSite DIF, a software application that enables physicians to view segmented CT images of a patient’s cardiac anatomy on the EnSite workstation, in the fourth quarter of 2003 following clearance from the FDA; EnSite DIF also is approved for use in Europe and all other geographies where the EnSite System is currently sold and distributed. The Company derives revenues from the sale of these EnSite products, as well as from the sale of extended warranty service and support agreements and miscellaneous ancillary support products used in conjunction with the EnSite System. The Company reported net sales for the three months ended March 31, 2004 of approximately $10.6 million, an increase of 45% over the same period in 2003. The Company’s gross profit margin for the three months ended March 31, 2004 was 66.6%, compared with 66.9% during the same period in 2003.

     The EnSite System is an innovative and expanding technology platform for mapping cardiac arrhythmias, and enabling the precise 3D, non-fluoroscopic visualization and navigation of a variety of linear electrophysiology catheters used in the diagnosis and treatment of cardiac arrhythmias. The Company’s ability to increase revenues and derive future profits from this business in the future depends, in part, on the Company’s ability to effectively market and sell the EnSite System to the more than 2,200 electrophysiology laboratories worldwide in which these electrophysiology procedures are performed, and to have the physicians who perform these electrophysiology procedures continue to increase their clinical adoption and use of the EnSite System, together with adopting future products introduced by the Company. The Company employs a direct sales force in the United States and Europe, and uses distributors for certain other international markets. The Company has established an exclusive distribution arrangement in Japan with Nihon Kohden, one of Japan’s leading manufacturers, developers and distributors of medical electronic products, and expects regulatory approval for the sale of its products in Japan in 2004. With more than 375 EnSite Systems now sold globally, the Company has broadened its sales and marketing efforts to include a growing number of smaller, regional and community-based electrophysiology labs who are seeking to acquire and utilize advanced EP mapping and navigation technologies such as the EnSite System.

Results of Operations

     General. Net loss was $225,153, or $.01 per share, for the three months ended March 31, 2004, compared to $2.2 million, or $0.11 per share, for the same period in 2003.

     Revenue and Cost of Goods Sold. Worldwide revenue for the three months ended March 31, 2004 was $10.6 million, an increase of approximately $3.3 million, or 45%, over the same period in 2003. Worldwide revenue from EnSite clinical workstation sales during the three months ended March 31, 2004 was approximately $3.4 million (net of revenue deferred for EnSite System warranty obligations), compared to approximately $3.1 million for the same period in 2003, an increase of 13%. Domestic sales accounted for 50% of total EnSite clinical workstation sales during the three months ended March 31, 2004, compared to 63% during the same period in 2003. Worldwide revenue from the sale of EnSite disposable products (EnSite Array catheters and EnSite NavX surface electrode kits) during the three months ended March 31, 2004 was approximately $5.6 million, compared to $3.7 million during the same period in 2003 (which included only EnSite Array catheter sales), an increase of 51%. Domestic revenue from the sale of EnSite disposable products accounted for 75% of total EnSite disposable product revenue during the three months ended March 31, 2004, compared to 80% (which included only EnSite Array catheter sales) during the same period in 2003.

     U.S. revenues were approximately $7.0 million for the three months ended March 31, 2004, an increase of approximately $1.7 million, or 33%, over the same period in 2003. Revenue from the sale of EnSite clinical workstations in the U.S. (net of revenue deferred for EnSite System warranty obligations) during the first quarter of 2003 was approximately $1.7 million, a decrease of approximately $0.2 million, or 10%, over the same period in 2003. Revenue from the sale of EnSite disposable products (EnSite Array catheters and EnSite NavX surface electrode kits) for the three months ended March 31, 2004 was approximately $4.2 million, an increase of $1.2 million, or 41%, compared to the same period in 2003 (which did not include revenue from the sale of EnSite NavX surface electrodes kits as EnSite NavX was not commercially released until the second quarter of 2003).

     International revenues during the three months ended March 31, 2004 were approximately $3.6 million, an increase of approximately $1.6 million, or 77%, over the same period in 2003. International revenues include sales directly to end-users in certain countries in Europe and Canada, and to distributors in other areas of Europe and the Asia Pacific region. International revenue from EnSite clinical workstation sales during the three months ended March 31, 2004 were approximately $1.7 million, an increase of approximately $0.6 million, or 51%, over the same period in 2003. Revenue from the sale of EnSite disposable products (EnSite Array catheters and EnSite NavX surface electrode kits) for the three months ended March 31, 2004 was $1.4 million, an increase of approximately $0.7 million or 90% compared to the same period in 2003 (which did not include revenue from the sale of EnSite NavX surface electrodes kits as EnSite NavX was not commercially released until the second quarter of 2003).

     Other revenue, which includes (i) the recognition of deferred revenue generated from extended warranty and service contracts, (ii) the recognition of deferred revenue from the upgrade of EnSite Systems with hardware and software to configure these systems to utilize EnSite NavX, and (iii) revenue from the sale of accessories and repairs related to the EnSite clinical workstation, was approximately $1.6 million during the three months ended March 31, 2004, an increase of approximately $1.1 million, or 318%, compared to the same period in 2003. This increase was primarily related to the fact that the Company had no EnSite NavX upgrades during the first quarter of 2003, and the Company accelerated its planned upgrades of “NavX-ready” EnSite Systems with the Company’s new EnSite v.4.2 hardware and software platform during the first quarter of 2004. The portion of deferred revenue related to the upgrade of these EnSite systems was recognized at the time the upgrade was installed. Revenue related to extended warranty and service contracts is recognized ratably over the warranty and service period (typically one year).

     Cost of goods sold was approximately $3.5 million and $2.4 million for the three month periods ended March 31, 2004 and 2003, respectively.

     The Company’s gross profit margin for the three months ended March 31, 2004 was 66.6%, compared with 66.9% during the same period in 2003. Gross margins on EnSite clinical workstations for the three months ended March 31, 2004 was 67% compared to 61% in the same period in 2003. Gross margins on EnSite disposable products (EnSite Array catheters and EnSite NavX surface electrode kits) improved to 83% for the three months ended March 31, 2004, up from 72% in the same period in 2003, primarily attributable to the fact that EnSite NavX surface electrodes kits were not commercially released until the second quarter of 2003. The Company’s overall gross margin for the three months ended March 31, 2004 compared to the same period in 2003 was negatively impacted by the Company’s decision to accelerate the upgrade of ‘NavX-ready’ EnSite Systems to the Company’s new EnSite v.4.2 hardware and software platform during the first quarter of 2004. The Company decided to absorb the incremental costs associated with accelerating these upgrades in an effort to drive the incremental use of EnSite NavX surface electrode kits for atrial fibrillation procedures beginning in the second quarter.

     Research and Development Expenses. Research and development expenses include compensation and benefit costs for the clinical, software, hardware, catheter, and applied research departments, as well as costs associated with regulatory expenses. Research and development expenses were approximately $1.2 million for the three months ended March 31, 2004, compared to $1.5 million during the same period in 2003, a decrease of $0.3 million, or 24%. This decrease was primarily due to the Company’s decision to discontinue its “left atrial mapping protocol” study of the EnSite Array catheter in the fourth quarter of 2003. The Company expects to make continued significant R&D investments during 2004 in EnSite product development and clinical studies.

     General and Administrative Expenses. General and administrative expenses were approximately $708,000 and $747,000 for the three month periods ended March 31, 2004 and 2003, respectively. This decrease in spending was primarily due to non-recurring costs in 2003 related to the hiring and relocation of the Company’s CFO, non-recurring fees and professional service expenses. The Company expects ongoing general and administrative expenses to remain relatively constant during 2004, although the Company will incur certain non-recurring fees and professional service expenses during each of the next three quarters in 2004 necessary to comply with requirements of the Sarbanes-Oxley Act of 2002.

     Sales and Marketing Expenses. Sales and marketing expenses were approximately $5.3 million and $4.7 million for the three month periods ended March 31, 2004 and 2003, respectively, an increase of approximately $0.6 million, or 13%. This increase was primarily attributable to the larger number of U.S. and European field clinical support personnel and associated travel expenses during the first quarter of 2004, together with increased commissions driven by the 45% increase in revenue compared to the first quarter of 2003. As a percentage of revenue, sales and marketing expenses are expected to decline in 2004 compared to 2003.

     Interest Income and Expense. Interest income was approximately $8,000 and $11,000 for the three month periods ended March 31, 2004 and 2003, respectively. The decrease in interest income for the three month period ended March 31, 2004 was due to lower average cash and cash equivalent balances. Interest expense was approximately $29,000 and $29,000 for the three month periods ended March 31, 2004 and 2003, respectively.

     Liquidity and Capital Resources.

     The Company’s operations since inception have been partially funded by net proceeds from the sale of common and preferred stock totaling approximately $104.3 million. As of March 31, 2004 and December 31, 2003, the Company had cash and cash equivalents of approximately $6.8 million and $10.2 million, respectively.

     For the three months ended March 31, 2004, the Company used cash of approximately $3.7 million in its operations, compared to approximately $3.1 million for the same period in 2003.

     The Company’s accounts receivable balance was approximately $12.2 million as of March 31, 2004, an increase of approximately $1.8 million from December 31, 2003. The increase in accounts receivable was, in part, attributable to the increase in revenues during the three months ended March 31, 2004 compared to previous periods, and a delay in the Company’s normal accounts receivable collection process. During the first quarter of 2004, the Company implemented a new integrated financial system, which delayed the Company’s financial department from undertaking its normal receivables collection activities until late in the quarter.

     The Company’s inventory balance at March 31, 2004 was approximately $4.1 million, with no significant change compared to December 31, 2003. The Company believes its inventory of EnSite clinical workstation components will decrease over the course of 2004 as the Company completes its currently planned hardware upgrades of EnSite workstations to EnSite v.4.2. Inventories of EnSite Array catheters and EnSite NavX surface electrode kits are expected to remain relatively constant throughout 2004.

     The Company’s accounts payable (including accrued expenses) balance at March 31, 2004 was approximately $4.0 million, a decrease of approximately $1.7 million from December 31, 2003. The decrease reflects the timely payment of certain liabilities and the Company’s accrued 2003 year-end incentive bonuses in the first quarter of 2004. The Company expects accounts payable and accrued expenses to remain relatively constant throughout the remainder of 2004.

     The Company had no short-term investment portfolio as of March 31, 2004 and December 31, 2003. A majority of the Company’s available cash was in money market funds consistent with the Company’s investment policy.

     In September 2003, the Company entered into a $4.5 million credit facility agreement with Silicon Valley Bank (“SVB”). This credit facility replaced a prior credit facility with SVB that the Company entered into in June of 2001, and modified in May 2002 to extend the term of the initial agreement. The September 2003 credit facility with SVB consists of a $3.0 million domestic line of credit, and a $1.5 million international (EXIM) credit line. This facility operates as a revolving line of credit, with $1.3 million reserved for use as a capital lease line. The terms of the credit facility include certain restrictive financial covenants, including the Company’s obligation to maintain a specified ratio of “current assets” to “current liabilities” (“quick ratio”), as well as a minimum “tangible net worth.” As of March 31, 2004, the Company was in compliance with the financial covenants of the credit facility. During the first quarter of 2004, the Company’s implementation of its new integrated financial reporting system prevented the Company from delivering certain intra-quarter monthly financial statements required by SVB. The Company met its financial reporting requirements to SVB for the three month period ended March 31, 2004, and SVB granted the Company a written waiver of the “intra-quarter monthly financial reporting defaults” from January and February of 2004. The Company expects to meet its monthly financial reporting requirements going forward. As of March 31, 2004, the Company had $0.3 million outstanding related to capital leases and had an additional $1.0 million outstanding on the credit line.

     The Company believes its existing cash, cash equivalents and bank financing will be sufficient to fund the operations of the Company, and the Company does not currently anticipate raising additional financing to fund capital expenditures or operations of the Company during the remainder of 2004. If the Company achieves profitability as forecasted, the need for additional financing is not presently anticipated. The Company’s future liquidity and capital requirements will depend on numerous factors, including (i) the timing of regulatory actions regarding the Company’s current and future products; (ii) the results of future clinical trials; (iii) market acceptance of products competitive with the Company’s products; (iv) the extent to which the Company’s EnSite System and disposable products gain additional market acceptance; (v) the costs, timing and method of expansion of sales, marketing, research and development and manufacturing activities; and (vi) the Company’s ability to obtain additional bank financing, if necessary.

Critical Accounting Policies

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these consolidated financial statements, the Company’s management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

     Revenue Recognition. Revenue from the sale of the Company’s EnSite clinical workstations, EnSite Array catheters, and EnSite NavX surface electrode kits is recognized at the time of shipment in instances where the Company has evidence of a contract or binding commitment, the purchase price is fixed and determinable, and collection is probable. Revenue from service and support contracts and extended maintenance and hardware upgrade agreements is deferred and recognized ratably over the period the services are provided, or as the upgrades are performed, respectively. The Securities and Exchange Commission’s Staff Accounting Bulletins (SAB) Nos. 101 and 104, “Revenue Recognition” and ETIF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” provide guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policies are appropriate and in accordance with SAB No. 101.

     Allowance for Doubtful Accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance is based on management’s review of accounts receivable balances and historical write-offs. During the three months ended March 31, 2004, the Company did not take any material write-offs of outstanding accounts receivable balances.

     Inventories and Related Allowance for Excess and Obsolete Inventory. Inventories are valued at the lower of cost or market and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales. As of March 31, 2004, the Company believes its allowance for excess and obsolete inventories was adequate.

     New Accounting Standards. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 14, 2003. These effective dates are not applicable to the provisions of paragraph 9 and 10 of SFAS No. 150 as they apply to mandatory redeemable non-controlling interest, as the FASB has delayed these provisions. The Company does not believe the adoption of this statement will have a material impact upon its financial condition, or results of operations or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company had approximately $6.8 million of cash and cash equivalents on March 31, 2004. Substantially all of this cash is invested in money market funds. Because of the credit risk criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of the Company’s investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company’s investments prior to their maturity, management believes that such an increase in interest rates would not have a material impact on the Company’s future earnings or cash flows. Even though the Company conducts sales in foreign currencies through its European subsidiary, management does not believe the Company is exposed to any material foreign currency exchange rate risk.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

     (b) Changes in internal controls over financial reporting. During the quarter ended March 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Statement

     Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding its current assumptions about future financial performance; the continuation of historical trends; the sufficiency of its cash balances and cash generated from operating activities for future liquidity and capital resource needs; the expected impact of changes in accounting policies on the Company’s results of operations, financial condition or cash flows; anticipated problems and its plans for future operations; and the economy in general or the future of the medical device industry, all of which are subject to various risks and uncertainties. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer of the Company, the word or phrases “believes,” “anticipates,” “expects,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. However, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.

     The Company cautions that these statements, by their nature, involve risks and uncertainties, certain of which are beyond its control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as market demand, pressures on product pricing, changing market conditions, and competition and growth rates within the medical device industry; changes in accounting policies; risks associated with operations outside of the U.S.; changing economic conditions such as general economic slowdown, decreased consumer confidence and the impact of war on the economy; and other risks and uncertainties, including those described in Exhibit 99.1 to our Form 10-K for the year ended December 31, 2003.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibits	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

A Form 8-K was filed by the Company on January 26, 2004; such report contained information disclosed under Item 12 and included as an exhibit under Item 7 a copy of a press release issued by the Company announcing its fourth quarter and 2003 earnings results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDOCARDIAL SOLUTIONS, INC.
Dated: May 7, 2004	By:	/s/ James W. Bullock
James W. Bullock
President and Chief Executive Officer

/s/ J. Robert Paulson
J. Robert Paulson, Jr.
Chief Financial Officer (Principal Accounting Officer)