Form 10-Q/A
period 2004-03-31
ENDOCARDIAL SOLUTIONS INC
filed 2004-08-06
CIK 940659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number

0-22233

ENDOCARDIAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1724963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 Energy Lane, Suite 110, St. Paul, MN	55108
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

Endocardial Solutions, Inc. hereby files Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

This Amendment is being filed solely to correct preliminary consolidated cash flow figures that were inadvertently included in the filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.  These corrections are limited to the consolidated statement of cash flow figures listed below.  The registrant has included herewith the complete consolidated statements of cash flows as corrected, and the amended balances are listed in the follow table:

	For the Three Months Ended March 31, 2004
	Amended Balances	Previously Reported Balances

Operating activities
Inventories	$35,627	$(207,572)
Net cash used in operating activities	(3,479,776)	(3,722,975)

Financing activities
Proceeds from issuance of common stock	652,472	766,471
Net cash provided by financing activities	557,472	671,421

Effect of exchange rate changes on cash	(91,256)	151,945
(Decrease) increase in cash and cash equivalents	$(3,390,002)	$(3,276,001)

The second paragraph of “Liquidity and Capital Resources” under Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations is amended in its entirety to read as follows:

“For the three months ended March 31, 2004, the Company used cash of approximately $3.5 million in its operations, compared to approximately $3.1 million for the same period in 2003.”

(The above disclosure amends the previously reported Company use of approximately $3.7 million of cash for the three months ended March 31, 2004).

There are no other changes to the consolidated financial statements or related notes or the other information contained in the Form 10-Q for the quarter ended March 31, 2004 from the original filing.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003

Operating activities
Net loss	$(225,153)	$(2,161,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260,285	268,407
Amortization of deferred compensation	74,314	22,814
Changes in operating assets and liabilities:
Accounts receivable	(1,961,239)	(733,062)
Inventories	35,627	(655,698)
Prepaid expenses	(26,640)	(31,512)
Other assets	(94,515)	323,141
Accounts payable and accrued expenses	(1,714,618)	(819,840)
Deferred revenue	172,163	680,847
Net cash used in operating activities	(3,479,776)	(3,106,810)
Investing activities
Purchases of furniture and equipment	(376,392)	(364,159)
Net cash used in investing activities	(376,392)	(364,159)
Financing activities
Principal payments on notes payable and capital lease obligations	(95,050)	(156,904)
Proceeds from issuance of common stock	652,472	7,964,158
Net cash provided by financing activities	557,422	7,807,254
Effect of exchange rate changes on cash	(91,256)	(102,992)
(Decrease) increase in cash and cash equivalents	(3,390,002)	4,233,293
Cash and cash equivalents at beginning of period	10,216,385	1,347,753
Cash and cash equivalents at end of period	$6,826,383	$5,581,046
Supplemental disclosure of non-cash investing and financing activities
Value of restricted stocks granted in connection with consulting agreement	$1,041,000	$—

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2004	ENDOCARDIAL SOLUTIONS, INC.

	By:	/s/ James W. Bullock
James W. Bullock
President and Chief Executive Officer

/s/ J. Robert Paulson
J. Robert Paulson, Jr.
Chief Financial Officer
(Principal Accounting Officer)