Form 10-Q
period 2004-06-30
ENDOCARDIAL SOLUTIONS INC
filed 2004-08-09
CIK 940659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 3, 2004 the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 22,134,528.

INDEX

Endocardial Solutions, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Endocardial Solutions, Inc.

Consolidated Balance Sheets

	As of June 30, 2004	As of December 31, 2003
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$8,799,281	$10,216,385
Accounts receivable, net of allowance for doubtful accounts (2004 — $151,996; 2003 — $151,996)	12,035,751	10,378,401
Inventories	3,949,875	4,075,747
Prepaid expenses and other current assets	706,888	1,435,102

Total current assets	25,491,795	26,105,635

Furniture and equipment	10,265,930	9,331,606
Less accumulated depreciation	(7,027,049)	(6,628,801)
	3,238,881	2,702,805
Deposits	50,857	51,179
Notes receivable	206,226	206,226
Other assets	676,531	624,760
Intangible assets, net of accumulated amortization (2004 — $158,359; 2003 — $125,266)	564,279	585,032

Total assets	$30,228,569	$30,275,637

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,833,918	$5,683,372
Bank line of credit	1,000,000	1,000,000
Current portion of capital lease obligations	191,867	318,011
Current portion of deferred revenue	2,250,552	2,634,751

Total current liabilities	8,276,337	9,636,134

Long-term liabilities:
Capital lease obligations	—	63,956
Deferred revenue	223,954	262,282
Total long-term liabilities	223,954	326,238

Stockholders’ equity:
Undesignated preferred stock, par value $0.1 per share:
Authorized shares — 10,000,000 Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 40,000,000 Issued and outstanding shares — June 30, 2004 — 21,995,151; December 31, 2003 — 21,597,241	219,347	215,972
Additional paid-in capital	106,589,046	104,680,168
Accumulated deficit	(84,256,142)	(84,956,006)
Accumulated other comprehensive income	138,384	486,525
Deferred compensation	(962,357)	(113,394)
Total stockholders’ equity	21,728,278	20,313,265
Total liabilities and stockholders’ equity	$30,228,569	$30,275,637

See accompanying notes.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$11,825,515	$9,293,651	$22,430,124	$16,585,395
Cost of goods sold	3,120,473	3,447,258	6,666,556	5,862,262

Gross margin	8,705,042	5,846,393	15,763,568	10,723,133

Operating expenses:
Research and development	1,058,620	1,487,933	2,225,836	3,033,304
General and administrative	1,151,688	774,524	2,154,996	1,521,753
Sales and marketing	5,520,714	4,973,057	10,566,953	9,680,438

Total operating expenses	7,731,022	7,235,514	14,947,785	14,235,495

Operating income (loss)	974,020	(1,389,121)	815,783	(3,512,362)

Other expense	(49,003)	(30,000)	(115,919)	(68,666)

Net income (loss)	$925,017	$(1,419,121)	$699,864	$(3,581,028)

Net income (loss) per share — basic	$0.04	$(0.07)	$0.03	$(0.18)

Weighted average shares outstanding – basic	21,966,965	19,688,926	21,896,518	19,636,613

Net income (loss) per share — diluted	$0.04	$(0.07)	$0.03	$(0.18)

Weighted average shares outstanding - diluted	23,332,866	19,688,926	23,244,815	19,636,613

See accompanying notes.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003

Operating activities
Net income (loss)	$699,864	$(3,581,028)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	549,554	533,567
Amortization of deferred compensation	192,037	44,141
Changes in operating assets and liabilities:
Accounts receivable	(1,783,347)	(2,253,634)
Inventories	147,608	(388,760)
Prepaid expenses	709,895	(65,062)
Other assets	(241,232)	483,675
Accounts payable and accrued expenses	(829,488)	169,786
Deferred revenue	(407,065)	(166,584)
Net cash used in operating activities	(962,174)	(5,223,899)
Investing activities
Purchases of furniture and equipment	(935,653)	(803,663)
Net cash used in investing activities	(935,653)	(803,663)
Financing activities
Principal payments on notes payable and capital lease obligations	(190,100)	(292,805)
Proceeds from issuance of common stock	871,253	7,970,918
Net cash provided by financing activities	681,153	7,678,113
Effect of exchange rate changes on cash	(200,430)	(295,200)
(Decrease) increase in cash and cash equivalents	(1,417,104)	1,355,351
Cash and cash equivalents at beginning of period	10,216,385	1,347,753
Cash and cash equivalents at end of period	$8,799,281	$2,703,104
Supplemental disclosure of non-cash investing and financing activities
Value of restricted stock granted in connection with consulting agreement	$1,041,000	$—

See accompanying notes.

Endocardial Solutions, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The December 31, 2003 consolidated balance sheet is derived from our audited consolidated balance sheet as of December 31, 2003.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2003 contained in the Company’s Form 10-K.

2. Inventories

Inventories are carried at the lower of cost (first-in, first-out basis) or market.

Inventories consisted of the following:

	June 30, 2004	December 31, 2003

Raw materials	$2,611,578	$2,852,690
Work-in-progress	211,022	168,231
Finished goods	1,127,275	1,054,826
	$3,949,875	$4,075,747

3. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, to stock- based employee compensation.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported:	$925,017	$(1,419,121)	$699,864	$(3,581,028)
Add: Stock-based compensation, as reported	117,723	21,327	192,037	44,141

Deduct: Stock-based compensation determined under fair-value-based method for all awards	(504,138)	(357,265)	(857,230)	(731,879)

Adjusted net income (loss), assuming fair-value-based method for all stock-based awards	$538,602	$(1,755,059)	$34,671	$(4,268,766)

Basic income (loss) per share, as reported	$0.04	$(0.07)	$0.03	$(0.18)

Basic income (loss) per share, pro forma	$0.02	$(0.09)	$0.00	$(0.22)

Diluted income (loss) per share, as reported	$0.04	$(0.07)	$0.03	$(0.18)

Diluted income (loss) per share, pro forma	$0.02	$(0.09)	$0.00	$(0.22)

4. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related tax, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net income (loss)	$925,017	$(1,419,121)	$699,864	$(3,581,028)
Foreign currency translation adjustment	(146,670)	10,691	(348,141)	138,791
Comprehensive income (loss)	$778,347	$(1,408,430)	$351,723	$(3,442,237)

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

The Company sells extended warranty agreements that include service and support, and may also include the right to receive software and/or hardware upgrades.  These items are required to be disclosed in periodic financial statements under the Interpretation.  Revenue from the sale of extended warranty agreements is deferred and recognized ratably over the period in which the services are provided, and revenue from the sale of hardware upgrades is deferred and recognized at the time the upgrades are performed.  Costs associated with service and support provided under extended warranty agreements are recognized at the time the service is provided, while costs associated with hardware upgrades are recognized at time the upgrades are performed.

Changes in deferred revenue amounts for the six months ended June 30, 2004 are as follows:

Balance, December 31, 2003	$2,897,033
Revenue deferred during the period	2,590,351
Deferred revenue recognized during the period	(3,012,878)
Balance, June 30, 2004	$2,474,506

6. Reclassifications

Certain prior year and prior period items have been reclassified to conform to current period presentation.

7. Restricted Stock

On February 16, 2004, the Company issued a restricted grant of 100,000 shares of the Company’s common stock in connection with the execution of a consulting agreement.

8. Income Taxes

The Company recorded current tax expense of $350,000 during the second quarter of 2004.  This tax expense was offset by the reversal of $350,000 from the previously established valuation allowance against the Company’s deferred tax assets related to its cumulative net operating loss carryforwards.  As a result, the Company recorded no income tax expense for the second quarter of 2004.  The Company’s ability to realize the benefits of these deferred tax assets depends on the Company being able to generate taxable income from the sale of current and future products.  Because the Company’s ability to generate sufficient taxable income necessary to realize these deferred tax assets is uncertain, the Company’s net deferred tax assets of approximately $30 million as of June 30, 2004 are offset by a full valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes.

9. Segment Reporting

Revenue by geographic destination as a percentage of total revenue was as follows:

	For the three months ended June 30		For the six months ended June 30
	2004	2003	2004	2003

Domestic	64%	79%	64%	76%
International:
Europe	28%	14%	26%	13%
Asia Pacific	7%	4%	9%	9%
Canada/Mexico	1%	3%	1%	2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Endocardial Solutions, Inc. (“ESI” or the “Company”) designs, develops, manufactures and sells the EnSite® advanced cardiac mapping and navigation system, a diagnostic and navigation platform that allows electrophysiologists (“EPs”) to rapidly and precisely locate the multiple, unpredictable points of origin of complex cardiac arrhythmias, and enables the three-dimensional, non-fluoroscopic navigation and precise placement of conventional linear electrophysiology catheters used in the diagnosis and treatment of a variety of cardiac arrhythmias.  The EnSite System consists of the EnSite® clinical workstation and the patient interface unit (collectively, the “EnSite System”), the EnSite Array™ catheter (“EnSite Array”), and EnSite NavX™ surface electrode kits (“EnSite NavX”).  The Company also has released its initial commercial version of EnSite digital image fusion technology (“EnSite DIF”), which currently is used in conjunction with EnSite NavX procedures.

The EnSite Array is a percutaneous, non-contact, single-use, multi-electrode catheter that enables the rapid diagnosis, mapping, and identification of the optimal site or sites for the delivery of ablation therapy for a variety of complex sustained and non-sustained atrial and ventricular arrhythmias.  The EnSite Array catheter contains 64 electrodes that sense and measure the electrical activity generated from the endocardial wall and blood pool of the cardiac chamber, and capture more than 3,000 points of electrical activity in a single beat of the heart without touching the endocardial wall of the heart chamber.  The advanced proprietary algorithms of the EnSite System process and reconstruct data from the EnSite Array to create a high resolution, real-time, three-dimensional geometric reconstruction of the cardiac chamber, on which is displayed an isopotential or isochronal color map of the electrical activation pattern of that heart chamber.  The electrical activity of the cardiac chamber can be viewed at any of the more than 3,000 points, and the location and movements of the diagnostic or therapeutic catheters used during the procedure can be tracked and displayed in real-time.  The EnSite System allows these integrated cardiac maps to be viewed in three dimensions from any perspective in space, either as a snapshot in time or an animated playback at adjustable rates of speed.

The Company received approval from the European Union (“EU”) and commercially released the EnSite System with the EnSite Array catheter in Europe in 1998, and following clearance from the FDA, commercially released the EnSite System and EnSite Array in the U.S. and Canada in 1999.  The EnSite Array was approved for mapping right atrial tachycardias in the U.S., and for mapping atrial and left ventricular tachycardias in Europe and Canada.  The Company has received general approval to market the EnSite System for cardiac mapping in Australia, Korea, Thailand, Malaysia, China and Hong Kong in 2000, and in Taiwan in 2001.

The Company commercially released EnSite NavX during the second quarter of 2003 following clearance from the FDA and the EU.  EnSite NavX is an open-platform, catheter navigation and localization technology consisting of three pairs of surface electrodes (collectively, one EnSite NavX surface electrode kit) which are placed on a patient’s body in orthogonal directions (neck-leg; front-back; and left-right on the patient’s thorax) to create a three-dimensional navigation field.  Intracardiac diagnostic and RF ablation catheters from any manufacturer are inserted percutaneously and guided into the cardiac chamber of interest, and the electrodes on each intracardiac catheter are identified, measured and displayed in three dimensions on the EnSite workstation.  As part of any EnSite NavX procedure, EPs can choose whether or not to create and display a high resolution, three-dimensional, geometric reconstruction of the cardiac chamber, and then visualize, navigate, and position, non-fluoroscopically, in real-time and in three dimensions, up to 64 electrodes on 8 different conventional linear diagnostic or therapeutic catheters, with or without cardiac geometries.  EnSite NavX allows EPs to visualize and navigate the diagnostic or therapeutic catheter(s) of their choice during diagnostic and therapeutic procedures for a variety of cardiac arrhythmias.  EnSite NavX is approved for use in all four chambers of the heart in all markets where the EnSite System and EnSite Array are approved for sale and distribution.

In the fourth quarter of 2003, ESI introduced its initial version of EnSite DIF™, which allows the display on the EnSite workstation of computed tomography (“CT”) images of a patient’s cardiac anatomy that have been “segmented” using third-party software to isolate the cardiac chamber in which the procedure is being performed.  These segmented cardiac images are displayed side-by-side with the cardiac geometry created with EnSite NavX, which allows physicians to visualize and understand the unique anatomical structure of each patient’s cardiac chamber of interest, a clinical step that is especially important for the diagnosis and treatment of atrial fibrillation with RF ablation where the anatomy of the left atrium is often complex and challenging.

The EnSite System is an innovative and expanding technology platform for mapping cardiac arrhythmias, and enabling the precise three-dimensional, non-fluoroscopic visualization and navigation of a variety of linear electrophysiology catheters used in the diagnosis and treatment of cardiac arrhythmias.  The Company’s ability to increase revenues and derive future profits from this business in the future depends, in part, on the Company’s ability to effectively market and sell the EnSite System to the approximately 2,200 electrophysiology laboratories worldwide in which electrophysiology ablation procedures are performed, and to have the physicians who perform these procedures continue to increase their clinical adoption and use of the EnSite System with current and future products introduced by the Company.

The Company employs a direct sales force in the United States and Europe, and uses third-party distributors for certain domestic and international markets.  The Company has established an exclusive distribution arrangement in Japan with Nihon Kohden, one of Japan’s leading manufacturers, developers and distributors of medical electronic products, and expects regulatory approval for the sale of its products in Japan in 2004.  The Company has established a new third-party sales representation relationship for the Spain and Italy markets.  The Company believes this new third-party sales representative will help the Company increase the penetration of EnSite Systems in these markets to accounts that are capital constrained and reimbursement challenged by bundling EnSite Systems and disposable products with their electrophysiology-focused product offerings.  With more than 390 EnSite Systems now installed globally, the Company continues to expand its sales and marketing efforts to include smaller, regional and community-based electrophysiology labs who are seeking to acquire and utilize advanced EP mapping and navigation technologies such as the EnSite System, as well larger medical centers who are adding electrophysiology labs in response to the continuing increase in a variety of electrophysiology procedures.

The Company derives revenues from the sale of the EnSite products described above, the sale of extended service and support warranty agreements, and the sale of miscellaneous ancillary support products used in conjunction with the EnSite System.  The Company reported net sales for the three months ended June 30, 2004 of approximately $11.8 million, an increase of 27% over the same period in 2003.  For the six months ended June 30, 2004, net sales were approximately $22.4 million, an increase of 35% over the same period in 2003.  The Company’s gross profit margin for the three months ended June 30, 2004 was 73.6%, compared with 62.9% during the same period in 2003.  For the six months ended June 30, 2004, gross profit margin was 70.3%, compared with 64.7 % during the same period in 2003.

Results of Operations

General. Net income was $925,017, or $0.04 per share, for the three months ended June 30, 2004, compared to a net loss of $1.4 million, or $0.07 per share, for the same period in 2003.  For the six months ended June 30,2004, net income was $699,864 or $0.03 per share, compared to a net loss of $3.6 million, or $0.18 per share, for the same period in 2003.

Revenue.

Information regarding our sales by major products and geographic distribution is set forth in the following table:

In Millions, except percentages

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2004	2003	Change	2004	2003	Change
Revenue:
EnSite clinical workstations (net of revenue deferred for warranty obligations)
Domestic	$2.2	$2.2	0%	$3.9	$4.1	(5)%
International	2.1	0.4	425%	3.8	1.6	138%
	4.3	2.6	65%	7.7	5.7	35%

EnSite disposables (EnSite Array catheters and EnSite NavX suface electrode kits)
Domestic	4.2	4.0	5%	8.4	6.9	22%
International	1.7	0.9	89%	3.1	1.7	82%
	5.9	4.9	20%	11.5	8.6	34%

Other (deferred revenue, upgrades and accessories and repairs)
Domestic	1.2	1.2	0%	2.3	1.6	44%
International	0.4	0.6	(33)%	0.9	0.7	29%
	1.6	1.8	(11)%	3.2	2.3	39%

Total Revenue
Domestic	7.6	7.4	3%	14.6	12.6	16%
International	4.2	1.9	121%	7.8	4.0	95%
	$11.8	$9.3	27%	$22.4	$16.6	35%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Worldwide revenue for the three months ended June 30, 2004 was $11.8 million, an increase of approximately $2.5 million, or 27%, over the same period in 2003.  The Company’s gross profit margin for the three months ended June 30, 2004 was 73.6%, compared with 62.9% during the same period in 2003.

EnSite Systems

Worldwide revenue from the sale of EnSite Systems during the three months ended June 30, 2004 was approximately $4.3 million, compared to approximately $2.6 million for the same period in 2003, an increase of 65%.  Domestic sales accounted for 51% of total EnSite System sales during the period, compared to 85% during the same period in 2003.  The Company sold a total of 29 EnSite Systems during the period with 15 sold domestically and 14 sold internationally.  Of the 14 EnSite Systems sold internationally, 8 systems were sold pursuant to the new sales representative relationship established for the Spain and Italy markets (see further discussion under Overview above).  The gross profit margin on EnSite System sales for the three months ended June 30, 2004 was 73.0% compared to 64.5% for the same period in 2003, a 13.2% increase.  This gross margin improvement was primarily driven by the Company’s conversion from a Silicon Graphics computing platform to a significantly more powerful, but lower cost, Intel® Xeon computing platform for it EnSite System in the fourth quarter of 2003.

EnSite Disposable Products

Worldwide revenue from the sale of EnSite “disposable products” (EnSite Array catheters and EnSite NavX surface electrode kits) during the three months ended June 30, 2004 was approximately $5.9 million, compared to $4.9 million during the same period in 2003, an increase of 20%.  Domestic revenue from the sale of EnSite disposable products accounted for 71% of total EnSite disposable product revenue during the three months ended June 30, 2004, compared to 80% during the same period in 2003.  Revenues increased during the three months ended June 30, 2004 compared to the same period in 2003 due to the increased number of installed EnSite Systems and increased disposable utilization rates.  The gross profit margin on EnSite disposable product sales for the three months ended June 30, 2004 was 83.0%, as compared to 77.4% for the same period in 2003.

Other Revenue

Other revenue, which includes (i) the recognition of deferred revenue generated from the sale of extended warranty and service agreements, (ii) the recognition of deferred revenue from the installation of hardware and software upgrades to configure EnSite Systems to be able to utilize the most recent version of EnSite NavX, (iii) revenue from the service and repair of EnSite Systems that are not under the Company’s warranty or extended warranty plans, and (iv) the sale of accessories related to the EnSite Systems, was approximately $1.6 million during the three months ended June 30, 2004, a decrease of approximately $0.2 million, or 11%, compared to the same period in 2003.  The decrease in “other revenue” is due to the fact the Company has now completed upgrading a majority of the installed EnSite Systems with EnSite NavX, and therefore, fewer upgrades were performed during the three months ended June 30, 2004 compared to the same period in 2003 (87 upgrades compared with 115 upgrades performed in the three months ended June 30, 2004 and 2003, respectively, or a decrease in revenue of $0.4 million).  Deferred revenue related to these EnSite NavX upgrades was recognized at the time the upgrade was installed.  That portion of “other revenue” related to the recognition of deferred revenue from extended warranty and service agreements increased by $0.2 million for the same periods, which is recognized ratably over the warranty and service period (typically one year).  The gross profit margin on “other revenue” was 42.4% for the three months ended June 30, 2004 compared to 17.7% for the same period in 2003.

Research and Development Expense.  Research and development expenses include compensation and benefit costs for personnel in the clinical, software, hardware, catheter, and applied research groups, together with regulatory and clinical study expenses.  Research and development expenses were approximately $1.1 million for the three months ended June 30, 2004, compared to $1.5 million during the same period in 2003, a decrease of $0.4 million, or 29%. This decrease was primarily due to the Company’s decision to discontinue its “left atrial mapping protocol” clinical study of the EnSite Array catheter in the fourth quarter of 2003.  The Company expects to make continued significant investments in EnSite product development and clinical studies throughout the remainder of 2004.

General and Administrative Expense.  General and administrative expenses were approximately $1.2 million and $774,000 for the three month periods ended June 30, 2004 and 2003, respectively.  This increase in the Company’s general and administrative expenses over the same period in 2003 was due to certain non-recurring fees and professional service expenses necessary to comply with the requirements of the Sarbanes-Oxley Act of 2002, increased insurance expenses and recruiting fees, and certain legal expenses relating to patent applications.

Sales and Marketing Expense.  Sales and marketing expenses were approximately $5.5 million and $5.0 million for the three month periods ended June 30, 2004 and 2003, respectively, an increase of approximately $0.5 million, or 11%.  This increase was primarily attributable to an increase in the number of U.S. and European field clinical support personnel and associated travel expenses during the second quarter of 2004 as compared to the same period in 2003, together with increased commissions as a result of the 27% increase in revenue compared to the second quarter of 2003.  The Company expects that sales and marketing expenses, as a percentage of revenue, will continue to decline in 2004 compared to 2003.

Other Expense.  Other expense consists of interest expense, offset by interest income on cash and cash equivalent balances, state income tax accruals and foreign exchange gains and losses on transfers of inventory to the Company’s European subsidiary.  The $19,000 increase for the three months ended June 30, 2004 compared to the same period in 2003 primarily consists of increased state income tax accruals and foreign exchange losses.

Income Tax Expense.  The Company recorded current tax expense of $350,000 during the second quarter of 2004.  This tax expense was offset by the reversal of $350,000 from the previously established valuation allowance against the Company’s deferred tax assets related to its cumulative net operating loss carryforwards.  As a result, the Company recorded no income tax expense for the second quarter of 2004.  The Company’s ability to realize the benefits of these deferred tax assets depends on the Company being able to generate taxable income from the sale of current and future products.  Because the Company’s ability to generate sufficient taxable income necessary to realize these deferred tax assets is uncertain, the Company’s net deferred tax assets of approximately $30 million as of June 30, 2004 are offset by a full valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Worldwide revenue for the six months ended June 30, 2004 was approximately $22.4 million, an increase of $5.8 million or 35% over the same period in 2003.  The Company’s gross profit margin for the six months ended June 30, 2004 was 70.3%, compared with 64.7% during the same period in 2003.

EnSite Systems

Worldwide revenue from the sale of EnSite Systems during the six months ended June 30, 2004 was approximately $7.7 million, compared to approximately $5.7 million for the same period in 2003, an increase of 35%.  Domestic sales accounted for 51% of total EnSite System sales during the period, compared to 72% during the same period in 2003.  The Company sold a total of 54 EnSite Systems during the period, with 25 sold domestically and 29 sold internationally.  Of the 29 EnSite Systems sold internationally, 10 were sold under an exclusive distribution arrangement in Japan with Nihon Kohden, one of Japan’s leading manufacturers, developers and distributors of medical electronic products and 8 were sold pursuant to the new sales representative relationship established for the Spain and Italy markets (see further discussion under Overview above).  The gross profit margin on EnSite System sales for the six months ended June 30, 2004 was 69.2% compared to 62.4% for the same period in 2003, an increase of 10.9%.  This improvement in gross margins was primarily driven by the Company’s conversion from a Silicon Graphics computing platform to a significantly more powerful, but lower cost, Intel® Xeon computing platform for it EnSite System in the fourth quarter of 2003.  However, the 10 EnSite systems sold to Nihon Kohden discussed above contained the more expensive Silicon Graphics platform, which reduced overall EnSite System gross profit margins for this six-month period.

EnSite Disposable Products

Worldwide revenue from the sale of EnSite disposable products during the six months ended June 30, 2004 was approximately $11.5 million, compared to $8.6 million during the same period in 2003, an increase of 34%.  Domestic revenue from the sale of EnSite disposable products accounted for 73% of total EnSite disposable product revenue during the six months ended June 30, 2004, compared to 80% during the same period in 2003.  Revenues increased during the six months ended June 30, 2004 compared to the same period in 2003 due to the larger number of installed EnSite Systems and increased EnSite disposable product utilization rates.  The gross profit margin on EnSite disposable product sales for the six months ended June 30, 2004 was 83.1%, as compared to 74.9% for the same period in 2003.

Other Revenue

Other revenue, which includes (i) the recognition of deferred revenue generated from the sale of extended warranty and service agreements, (ii) the recognition of deferred revenue from the installation of hardware and software upgrades to configure EnSite Systems to be able to utilize the most recent version of EnSite NavX, (iii) revenue from the service and repair of EnSite Systems that are not under the Company’s warranty or extended warranty plans, and (iv) the sale of accessories related to the EnSite Systems, was approximately $3.2 million during the six months ended June 30, 2004, an increase of approximately $0.9 million, or 39%, compared to the same period in 2003.  $0.6 million of the increase in other revenue is the result of more EnSite NavX hardware and software upgrades being completed during the six months ended June 30, 2004 compared to the same period in 2003 (193 versus 115 upgrades) due to the fact that the EnSite NavX upgrade process did not begin until the second quarter of 2003.  The portion of deferred revenue related to these EnSite System upgrades was recognized at the time the upgrade was installed.  Other revenue also increased by $0.3 million from the recognition of deferred revenue generated by extended warranty and service agreements.  Revenue related to extended warranty and service agreements is recognized ratably over the warranty and service period (typically one year).  Gross profit margins on other revenue were 27.2% for the three months ended June 30, 2004 compared to 27.5% for the same period in 2003.

Research and Development Expense.  Research and development expenses include compensation and benefit costs for personnel in the clinical, software, hardware, catheter, and applied research groups, as well as costs associated with regulatory and clinical study expenses.  Research and development expenses were approximately $2.2 million for the six months ended June 30, 2004, compared to $3.0 million during the same period in 2003, a decrease of $0.8 million, or 27%.  This decrease in research and development expense was primarily due to the Company’s decision to discontinue its “left atrial mapping protocol” study of the EnSite Array catheter in the fourth quarter of 2003.  The Company expects to make continued significant investments in EnSite product development and clinical studies throughout the remainder of 2004.

General and Administrative Expense . General and administrative expenses were approximately $2.2 million and $1.5 million for the six month periods ended June 30, 2004 and 2003, respectively.  This increase in the Company’s general and administrative expenses over the same period in 2003 was due to certain non-recurring fees and professional service expenses necessary to comply with the requirements of the Sarbanes-Oxley Act of 2002, increased insurance expenses and recruiting fees, and certain legal expenses relating to patent applications.

Sales and Marketing Expense.  Sales and marketing expenses were approximately $10.6 million and $9.7 million for the six month periods ended June 30, 2004 and 2003, respectively, an increase of approximately $0.9 million, or 9%.  This increase was primarily attributable to an increase in the number of U.S. and European field clinical support personnel and associated travel expenses during the first six months of 2004 as compared to the same period in 2003, together with increased commissions as a result of a 35% increase in revenue compared to the same period in 2003.  The Company expects that sales and marketing expenses, as a percentage of revenue, will continue to decline in 2004 compared to 2003.

Other Expense.  Other expense consists of interest expense, offset by interest income on cash and cash equivalent balances, state income tax accruals and foreign exchange gains and losses on transfers of inventory to the Company’s European subsidiary.  The $47,000 increase for the six months ended June 30, 2004 compared to the same period in 2003 primarily consists of increased state income tax accruals and foreign exchange losses.

Income Tax Expense.  The Company recorded current tax expense of $350,000 during the six month period ended June 30, 2004.  This tax expense was offset by the reversal of $350,000 from the previously established valuation allowance against the Company’s deferred tax assets related to its cumulative net operating loss carryforwards.  As a result, the Company recorded no income tax expense for the six month period ended June 30, 2004.  The Company’s ability to realize the benefits of these deferred tax assets depends on the Company being able to generate taxable income from the sale of current and future products.  Because the Company’s ability to generate sufficient taxable income necessary to realize these deferred tax assets is uncertain, the Company’s net deferred tax assets of approximately $30 million as of June 30, 2004 are offset by a full valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes.

Liquidity and Capital Resources.

The Company’s operations since inception have been partially funded by net proceeds from the sale of common and preferred stock totaling approximately $104.3 million.  As of June 30, 2004 and December 31, 2003, the Company had cash and cash equivalents of approximately $8.8 million and $10.2 million, respectively.

For the six months ended June 30, 2004, the Company used cash of approximately $1.0 million in its operations, compared to approximately $5.2 million for the same period in 2003.

The Company’s accounts receivable balance was approximately $12.0 million as of June 30, 2004, an increase of approximately $1.7 million from December 31, 2003. The increase in accounts receivable was primarily attributable to the increase in revenues during the six months ended June 30, 2004 compared to previous periods.

The Company’s inventory balance at June 30, 2004 was approximately $3.9 million, a 3% decrease compared to December 31, 2003.  The Company believes its inventory of EnSite clinical workstation components will decrease over the course of 2004 as the number of EnSite Systems remaining to be upgraded with EnSite NavX continues to decline.  Inventories of EnSite Array catheters and EnSite NavX surface electrode kits are expected to remain relatively constant throughout 2004.

The Company’s accounts payable (including accrued expenses) balance at June 30, 2004 was approximately $4.8 million, a decrease of approximately $0.9 million from December 31, 2003.  This decrease reflects the timely payment of certain liabilities in the first half of 2004, including the Company’s accrued 2003 year-end incentive bonuses in the first quarter.  The Company expects accounts payable and accrued expenses to remain relatively constant throughout the remainder of 2004.

The Company had no short-term investment portfolio as of June 30, 2004 and December 31, 2003.  A majority of the Company’s available cash was in money market funds consistent with the Company’s investment policy.

In September 2003, the Company entered into a $4.5 million credit facility agreement with Silicon Valley Bank (“SVB”). This credit facility replaced a prior credit facility with SVB that the Company entered into in June 2001, and modified in May 2002 to extend the term of the initial agreement.  The September 2003 credit facility with SVB consists of a $3.0 million domestic line of credit, and a $1.5 million international (EXIM) credit line.  This facility operates as a revolving line of credit, with $1.3 million reserved for use as a capital lease line.  The terms of this credit facility include certain restrictive financial covenants, including the Company’s obligation to maintain a specified ratio of “current assets” to “current liabilities” (“quick ratio”), as well as a minimum “tangible net worth.”  As of March 31, 2004, and June 30, 2004 the Company was in compliance with the financial covenants of the credit facility.  During the first quarter of 2004, the Company’s implementation of a new integrated financial reporting system prevented the Company from delivering certain intra-quarter monthly financial statements required by SVB.  The Company met its financial reporting requirements to SVB for the three month period ended March 31, 2004, and SVB granted the Company a written waiver of the “intra-quarter monthly financial reporting defaults” from January and February of 2004.  The Company met its monthly financial reporting requirements during the second quarter of 2004.  As of June 30, 2004, the Company had $0.2 million outstanding related to capital leases and had an additional $1.0 million outstanding on the credit line.

The Company believes its existing cash, cash equivalents and bank financing will be sufficient to fund the operations of the Company, and the Company does not currently anticipate raising additional financing to fund capital expenditures or operations during the remainder of 2004.  If the Company achieves profitability as forecasted, the need for additional financing is not presently anticipated.  The Company’s future liquidity and capital requirements will depend on numerous factors, including (i) the timing of regulatory actions regarding the Company’s current and future products; (ii) the results of future clinical trials; (iii) market acceptance of products competitive with the Company’s products; (iv) the extent to which the Company’s EnSite System and disposable products gain additional market acceptance; (v) the costs, timing and method of expansion of sales, marketing, research and development and manufacturing activities; and (vi) the Company’s ability to obtain additional bank financing, if necessary.

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

Revenue Recognition.  Revenue from the sale of the Company’s EnSite Systems, EnSite Array catheters, and EnSite NavX surface electrode kits is recognized at the time of shipment in instances where the Company has evidence of a contract or binding commitment, the purchase price is fixed and determinable, and collection is probable.  Revenue associated with service and support warranties from new system sales, and the sale of extended service and support agreements, together with hardware upgrades is deferred and recognized ratably over the period the service and support is provided, or as the upgrades are performed, respectively. The Securities and Exchange Commission’s Staff Accounting Bulletins (SAB) Nos. 101 and 104, “Revenue Recognition” and ETIF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” provide guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  The Company has concluded that its revenue recognition policies are appropriate and in accordance with this guidance.

Allowance for Doubtful Accounts.  The Company’s accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  The estimated allowance is based on management’s review of accounts receivable balances and historical write-offs.  During the three months ended June 30, 2004, the Company did not write-off any material amount of outstanding accounts receivable balances.

Inventories and Related Allowance for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost or market and have been reduced by an allowance for excess and obsolete inventories.  The estimated allowance for excess and obsolete inventory is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of June 30, 2004, the Company believes its allowance for excess and obsolete inventories was adequate.

New Accounting Standards.  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 14, 2003.  The Company does not currently have financial instruments with characteristics of both liabilities and equity, and therefore, the adoption of SFAS No. 150 did not have an impact on its financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company had approximately $8.8 million of cash and cash equivalents on June 30, 2004.  Substantially all of this cash is invested in money market funds.  Because of the credit risk criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk.  The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.  A rise in interest rates could negatively affect the fair value of the Company’s investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company’s investments prior to their maturity, management believes that such an increase in interest rates would not have a material impact on the Company’s future earnings or cash flows.  Even though the Company conducts sales in foreign currencies through its European subsidiary, management does not believe the Company is exposed to any material foreign currency exchange rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

(b) Changes in internal controls over financial reporting.  During the quarter ended June 30, 2004, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s stockholders was held on May 18, 2004.  At the meeting, stockholders voted on the election of two directors for terms expiring at the Annual Meeting of the Company in 2007.  The votes cast for each of the directors was as follows:  Graydon E. Beatty received 14,283,789 votes “For” and 384,141 votes were “Withheld”; James W. Bullock received 14,283,789 votes “For” and 384,141 votes were “Withheld”.

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

(b)      Reports on Form 8-K

A Form 8-K was filed by the Company on April 22, 2004; such report contained information disclosed under Item 12 and included as an exhibit under Item 7 a copy of a press release issued by the Company announcing its first quarter ended March 31, 2004 earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004	ENDOCARDIAL SOLUTIONS, INC.

	By:	/s/ James W. Bullock
James W. Bullock
President and Chief Executive Officer

/s/ J. Robert Paulson
J. Robert Paulson, Jr.
Chief Financial Officer
(Principal Accounting Officer)