Form 10-Q
period 2004-09-30
ENDOCARDIAL SOLUTIONS INC
filed 2004-11-09
CIK 940659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 4, 2004 the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 22,147,151.

INDEX

Endocardial Solutions, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Endocardial Solutions, Inc.

Consolidated Balance Sheets

	As of September 30, 2004	As of December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,254,727	$10,216,385
Accounts receivable, net of allowance for doubtful accounts (2004 — $151,996; 2003 — $151,996)	12,549,484	10,378,401
Inventories	3,595,624	4,075,747
Prepaid expenses and other current assets	906,438	1,435,102

Total current assets	26,306,273	26,105,635

Furniture and equipment	10,655,924	9,331,606
Less accumulated depreciation	(7,232,350)	(6,628,801)
	3,423,574	2,702,805
Deposits	86,837	51,179
Notes receivable	206,226	206,226
Other assets	863,615	624,760
Intangible assets, net of accumulated amortization (2004 — $180,883; 2003 — $125,266)	711,317	585,032

Total assets	$31,597,842	$30,275,637

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,430,006	$5,683,372
Bank line of credit	1,000,000	1,000,000
Current portion of capital lease obligations	127,911	318,011
Current portion of deferred revenue	2,421,218	2,634,751

Total current liabilities	9,979,135	9,636,134

Long-term liabilities:
Capital lease obligations	—	63,956
Deferred revenue	215,586	262,282
Total long-term liabilities	215,586	326,238

Stockholders’ equity:
Undesignated preferred stock, par value $0.1 per share:
Authorized shares — 10,000,000 Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 40,000,000 Issued and outstanding shares — September 30, 2004 — 22,144,616; December 31, 2003 — 21,597,241	219,478	215,972
Additional paid-in capital	106,641,861	104,680,168
Accumulated deficit	(84,861,636)	(84,956,006)
Accumulated other comprehensive income	250,275	486,525
Deferred compensation	(846,857)	(113,394)
Total stockholders’ equity	21,403,121	20,313,265
Total liabilities and stockholders’ equity	$31,597,842	$30,275,637

See accompanying notes.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$11,389,968	$9,696,248	$33,820,092	$26,281,643
Cost of goods sold	2,802,378	3,369,757	9,468,934	9,232,020

Gross margin	8,587,590	6,326,491	24,351,158	17,049,623

Operating expenses:
Research and development	1,033,203	1,430,372	3,259,039	4,463,675
General and administrative	2,802,339	862,605	4,957,335	2,384,358
Sales and marketing	5,225,679	4,888,638	15,792,632	14,569,077

Total operating expenses	9,061,221	7,181,615	24,009,006	21,417,110

Operating income (loss)	(473,631)	(855,124)	342,152	(4,367,487)

Other expense	(131,863)	(24,097)	(247,782)	(92,762)

Net income (loss)	$(605,494)	$(879,221)	$94,370	$(4,460,249)

Net income (loss) per share — basic	$(0.03)	$(0.04)	$0.00	$(0.22)

Weighted average shares outstanding — basic	22,108,310	20,476,741	21,951,067	19,916,656

Net income (loss) per share — diluted	$(0.03)	$(0.04)	$0.00	$(0.22)

Weighted average shares outstanding - diluted	22,108,310	20,476,741	23,158,131	19,916,656

See accompanying notes.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Operating activities
Net income (loss)	$94,370	$(4,460,249)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	836,860	702,031
Amortization of deferred compensation	307,537	64,728
Loss on disposal of equipment	—	8,053
Changes in operating assets and liabilities:
Accounts receivable	(2,193,616)	(2,148,034)
Inventories	512,988	(263,495)
Prepaid expenses	482,694	(209,186)
Other assets	(487,328)	—
Intangible assets	(169,563)	550,495
Accounts payable and accrued expenses	753,402	492,622
Deferred revenue	(253,747)	(4,856)
Net cash used in operating activities	(116,403)	(5,267,891)
Investing activities
Purchases of furniture and equipment	(1,364,546)	(962,415)
Net cash used in investing activities	(1,364,546)	(962,415)
Financing activities
Principal payments on notes payable and capital lease obligations	(254,056)	(399,771)
Proceeds from issuance of common stock	924,198	14,978,814
Net cash provided by financing activities	670,142	14,579,043
Effect of exchange rate changes on cash	(150,851)	126,612
(Decrease) increase in cash and cash equivalents	(961,658)	8,475,349
Cash and cash equivalents at beginning of period	10,216,385	1,347,753
Cash and cash equivalents at end of period	$9,254,727	$9,823,102
Supplemental disclosure of non-cash investing and financing activities
Value of restricted stock granted in connection with consulting agreement	$1,041,000	$—

See accompanying notes.

Endocardial Solutions, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The December 31, 2003 consolidated balance sheet is derived from our audited consolidated balance sheet as of December 31, 2003.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2003 contained in the Company’s Form 10-K.

2. Inventories

Inventories are carried at the lower of cost (first-in, first-out basis) or market.

Inventories consisted of the following:

	September 30, 2004	December 31, 2003
Raw materials	$2,316,337	$2,852,690
Work-in-progress	500,512	168,231
Finished goods	778,775	1,054,826
	$3,595,624	$4,075,747

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported:	$(605,494)	$(879,221)	$94,370	$(4,460,249)
Add: Stock-based compensation, as reported	117,723	20,587	309,760	64,728

Deduct: Stock-based compensation determined under fair-value-based method for all awards	(609,729)	(339,031)	(1,494,820)	(1,070,910)

Adjusted net loss, assuming fair-value-based method for all stock-based awards	$(1,097,500)	$(1,197,665)	$(1,090,690)	$(5,466,431)

Basic income (loss) per share, as reported	$(0.03)	$(0.04)	$0.00	$(0.22)

Basic income (loss) per share, pro forma	$(0.05)	$(0.06)	$(0.05)	$(0.27)

Diluted income (loss) per share, as reported	$(0.03)	$(0.04)	$0.00	$(0.22)

Diluted income (loss) per share, pro forma	$(0.05)	$(0.06)	$(0.05)	$(0.27)

4. Comprehensive Loss

The components of comprehensive loss, net of related tax, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(605,494)	$(879,221)	$94,370	$(4,460,249)
Foreign currency translation adjustment	111,891	135,149	(236,250)	273,940
Comprehensive loss	$(493,603)	$(744,072)	$(141,880)	$(4,186,309)

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

Changes in deferred revenue amounts for the nine months ended September 30, 2004 are as follows:

Balance, December 31, 2003	$2,897,033
Revenue deferred during the period	3,845,162
Deferred revenue recognized during the period	(4,105,391)
Balance, September 30, 2004	$2,636,804

6. Reclassifications

Certain prior year items have been reclassified to conform to current period presentation.

7. Restricted Stock

On February 16, 2004, the Company issued a restricted grant of 100,000 shares of the Company’s common stock in connection with the execution of a consulting agreement.

8. Income Taxes

The Company recorded a current tax benefit of $230,000 during the third quarter of 2004.  This tax benefit was offset by $230,000 of additional valuation allowance against the Company’s deferred tax assets related to net operating loss carryforwards.  As a result, the Company recorded no income tax benefit for the third quarter of 2004.  The Company’s ability to realize the benefits of these deferred tax assets depends on the Company being able to generate taxable income from the sale of current and future products.  Because the Company’s ability to generate sufficient taxable income necessary to realize these deferred tax assets is uncertain, the Company’s net deferred tax assets of approximately $30 million as of September 30, 2004 are offset by a full valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes.

9. Segment Reporting

Revenue by geographic destination as a percentage of total revenue was as follows:

	For the three months ended September 30		For the nine months ended September 30
	2004	2003	2004	2003
Domestic	71%	78%	67%	77%
International:
Europe	24%	18%	25%	15%
Asia Pacific	3%	4%	7%	7%
Canada/Mexico	2%	0%	1%	1%

10. Subsequent Event

On October 8, 2004, Biosense Webster, a division of Johnson & Johnson, filed a lawsuit against the Company, alleging that certain of the Company’s products, including the Company's EnSite System and its EnSite NavX surface electrode product, infringe upon certain named patents of Biosense Webster.  The lawsuit, which was filed in the U.S. District Court of Los Angeles, California, seeks unspecified monetary damages and injunctive relief.  The Company’s EnSite products and technology are covered by a significant portfolio of U.S. and international issued and pending patents.  The Company intends to vigorously defend its products and technology, but cannot predict the outcome of this dispute.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Endocardial Solutions, Inc. (“ESI” or the “Company”) designs, develops, manufactures and sells the EnSite® advanced intracardiac mapping and navigation system, a diagnostic and navigation platform that allows electrophysiologists (“EPs”) to rapidly and precisely locate the multiple, unpredictable points of origin of complex cardiac arrhythmias, and enables the three-dimensional, non-fluoroscopic navigation and precise placement of conventional linear electrophysiology catheters used in the diagnosis and treatment of a variety of cardiac arrhythmias.  The EnSite System consists of the EnSite® clinical workstation and the patient interface unit (collectively, the “EnSite System”), the EnSite Array™ catheter (“EnSite Array”), and EnSite NavX™ surface electrode kits (“EnSite NavX”).  The Company also has released the initial commercial version of its EnSite digital image fusion technology (“EnSite DIF”), which currently is used in conjunction with EnSite NavX procedures.

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

The Company employs a direct sales force in the United States and Europe, and uses third-party distributors for certain domestic and international markets.  The Company has established an exclusive distribution arrangement in Japan with Nihon Kohden, one of Japan’s leading manufacturers, developers and distributors of medical electronic products.  The Company continues to await the regulatory approval for Nihon Kohden to begin selling the EnSite System and EnSite Array in Japan.  Although the Company and Nihon Kohden had expected to receive Japanese regulatory approval in 2004, it appears approval will be delayed until 2005.  The Company established a third-party sales representation and distributor relationship with St. Jude Medical for the markets in Spain and Italy in the second quarter of 2004.  The Company believes this relationship has and will continue to help the Company increase penetration of EnSite Systems in these countries into accounts that are capital constrained and reimbursement challenged by bundling EnSite Systems and disposable products with the broader electrophysiology-focused product offerings of St. Jude Medical.  With more than 410 EnSite Systems now installed globally, the Company continues to expand its sales and marketing efforts to include smaller, regional and community-based electrophysiology labs who are seeking to acquire and utilize advanced EP mapping and navigation technologies such as the EnSite System, as well larger medical centers who are adding electrophysiology labs in response to the continuing increase in a variety of electrophysiology procedures.

The Company derives revenues from the sale of the EnSite products described above, the sale of extended service and support warranty agreements, and the sale of miscellaneous ancillary support products used in conjunction with the EnSite System.  The Company reported net sales for the three months ended September 30, 2004 of approximately $11.4 million, an increase of 17.5% over the same period in 2003.  For the nine months ended September 30, 2004, net sales were approximately $33.8 million, an increase of 28.5% over the same period in 2003.  The Company’s gross profit margin for the three months ended September 30, 2004 was 75.4%, compared with 65.2% during the same period in 2003.  For the nine months ended September 30, 2004, gross profit margin was 72.0%, compared with 64.9 % during the same period in 2003.

On September 23, 2004, the Company and St. Jude Medical, Inc. announced the execution of a definitive agreement pursuant to which St. Jude Medical will acquire all of the issued and outstanding stock of the Company at a price of $11.75 per share, for a total cash value of approximately $273 million.  The closing of the transaction is subject to certain regulatory approvals and approval by a majority of the shareholders of the Company at a special meeting of the Company’s stockholders to be held as soon as reasonably practicable.  The Company has filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) in connection with its special meeting to approve the proposed transaction.  Company stockholders are urged to read the definitive proxy statement regarding the proposed transaction when it becomes available, because it will contain important information.

Company stockholders will be able to obtain a free copy of the definitive proxy statement, as well as other filings containing information about St. Jude Medical and the Company, without charge, at the SEC’s Internet site (http://www.sec.gov).  Copies of the definitive proxy statement and the Company’s other filings with the SEC  can also be obtained, without charge, by directing a request to Endocardial Solutions, Inc., 1350 Energy Lane, Suite 110, St. Paul, Minnesota 55108, Attention: Secretary, or by telephone at (651) 523-6900.

Subsequent Event

On October 8, 2004, Biosense Webster, a division of Johnson & Johnson, filed a lawsuit against the Company alleging that certain of the Company’s products, including the Company's EnSite System and its EnSite NavX surface electrode product, infringe upon certain named patents of Biosense Webster.  The lawsuit, which was filed in the U.S. District Court in Los Angeles, California, seeks unspecified monetary damages and injunctive relief.  The Company intends to vigorously defend its products and technology against this legal action, and will, if and when appropriate, include counterclaims and other causes of action that may arise from the filing and timing of this lawsuit.

Results of Operations

General. Net loss was $605,494, or $0.03 per share, for the three months ended September 30, 2004, compared to a net loss of $879,221, or $0.04 per share, for the same period in 2003.  For the nine months ended September 30, 2004, net income was $94,370 or $0.00 per share, compared to a net loss of $4.5 million, or $0.22 per share, for the same period in 2003.

Revenue.

Information regarding our sales by major products and geographic distribution is set forth in the following table:

In Millions, except percentages

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
	2004	2003		2004	2003
Revenue:
EnSite clinical workstations (net of revenue deferred for warranty obligations)
Domestic	$2.5	$2.2	14%	$6.4	$6.3	2%
International	0.6	0.8	(25%)	4.4	2.4	83%
	3.1	3.0	3%	10.8	8.7	24%

EnSite disposables (EnSite Array catheters and EnSite NavX suface electrode kits)
Domestic	5.1	4.5	13%	13.5	11.4	18%
International	2.1	0.9	133%	5.2	2.6	100%
	7.2	5.4	33%	18.7	14.0	34%

Other (deferred revenue, upgrades and accessories and repairs)
Domestic	0.8	0.8	0%	3.1	2.4	29%
International	0.3	0.5	(40%)	1.2	1.2	0%
	1.1	1.3	(15%)	4.3	3.6	19%

Total Revenue
Domestic	8.4	7.5	12%	23.0	20.1	14%
International	3.0	2.2	36%	10.8	6.2	74%
	$11.4	$9.7	18%	$33.8	$26.3	29%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Worldwide revenue for the three months ended September 30, 2004 was $11.4 million, an increase of approximately $1.7 million, or 17.5%, over the same period in 2003.  The Company’s gross profit margin for the three months ended September 30, 2004 was 75.4%, compared with 65.2% during the same period in 2003.

EnSite Systems

Worldwide revenue from the sale of EnSite Systems during the three months ended September 30, 2004 was approximately $3.1 million, compared to approximately $3.0 million for the same period in 2003, an increase of 3.3%.  Domestic sales accounted for 80.6% of total EnSite System sales during the period, compared to 73.3% during the same period in 2003.  The Company sold a total of 20 EnSite Systems during the period with 15 sold domestically and 5 sold internationally.  The gross profit margin on EnSite System sales for the three months ended September 30, 2004 was 71.3% compared to 61.9% for the same period in 2003, a 15.2% increase.  This gross margin improvement was primarily driven by a 9.0% increase in the average sale price of the EnSite System and by the Company’s conversion from a Silicon Graphics computing platform to a significantly more powerful, but lower cost, Intel® Xeon computing platform for it EnSite System in the fourth quarter of 2003.

EnSite Disposable Products

Worldwide revenue from the sale of EnSite “disposable products” (EnSite Array catheters and EnSite NavX surface electrode kits) during the three months ended September 30, 2004 was approximately $7.2 million, compared to $5.4 million during the same period in 2003, an increase of 33.3%.  Domestic revenue from the sale of EnSite disposable products accounted for 71.3% of total EnSite disposable product revenue during the three months ended September 30, 2004, compared to 82.3% during the same period in 2003.  Revenues increased during the three months ended September 30, 2004 compared to the same period in 2003 due to the increased number of installed EnSite Systems and increased disposable utilization rates.  The gross profit margin on EnSite disposable product sales for the three months ended September 30, 2004 was 83.3%, as compared to 76.2% for the same period in 2003.

Other Revenue

Other revenue, which includes (i) the recognition of deferred revenue generated from the sale of extended warranty and service agreements, (ii) the recognition of deferred revenue from the installation of hardware and software upgrades to configure EnSite Systems to be able to utilize the most recent version of EnSite NavX, (iii) revenue from the service and repair of EnSite Systems that are not under the Company’s warranty or extended warranty plans, and (iv) the sale of accessories related to the EnSite Systems, was approximately $1.1 million during the three months ended September 30, 2004, a decrease of approximately $0.2 million, or 13.8%, compared to the same period in 2003.  The decrease in “other revenue” is due to the fact the Company has now completed upgrading a majority of the installed EnSite Systems with EnSite NavX, and therefore, fewer upgrades were performed during the three months ended September 30, 2004 compared to the same period in 2003 (17 upgrades compared with 64 upgrades performed in the three months ended September 30, 2004 and 2003, respectively, or a decrease in revenue of $0.4 million).  Deferred revenue related to these EnSite NavX upgrades was recognized at the time the upgrade was installed.  That portion of “other revenue” related to the recognition of deferred revenue from extended warranty and service agreements increased by $0.2 million for the same periods, which is recognized ratably over the warranty and service period (typically one year).  The gross profit margin on “other revenue” was 41.8% for the three months ended September 30, 2004 compared to 33.8% for the same period in 2003.

Research and Development Expense.  Research and development expenses include compensation and benefit costs for personnel in the clinical, software, hardware, catheter, and applied research groups, together with regulatory and clinical study expenses.  Research and development expenses were approximately $1.0 million for the three months ended September 30, 2004, compared to $1.4 million during the same period in 2003, a decrease of $0.4 million, or 27.8%. This decrease was primarily due to the Company’s decision to discontinue its “left atrial mapping protocol” clinical study of the EnSite Array catheter in the fourth quarter of 2003.  The Company expects to make continued significant investments in EnSite product development and clinical studies throughout the remainder of 2004.

General and Administrative Expense.  General and administrative expenses were approximately $2.8 million and $863,000 for the three month periods ended September 30, 2004 and 2003, respectively.  This increase in the Company’s general and administrative expenses over the same period in 2003 was due to $1.3 million of  non-recurring transaction costs associated with the Company’s pending acquisition by St. Jude Medical, Inc., expenses incurred as part of implementing the Company’s compliance with the requirements of the Sarbanes-Oxley Act of 2002, and certain other legal fees.  The Company has also incurred increased expenses related to insurance, recruiting fees and depreciation of its new integrated financial reporting system.

Sales and Marketing Expense.  Sales and marketing expenses were approximately $5.2 million and $4.9 million for the three month periods ended September 30, 2004 and 2003, respectively, an increase of approximately $0.3 million, or 6.9%.  This increase was primarily attributable to an increase in the number of U.S. and European field clinical support personnel and associated travel expenses during the third quarter of 2004 as compared to the same period in 2003, together with increased commission expense as a result of the 17.5% increase in revenue compared to third quarter of 2003.  The Company expects that sales and marketing expenses, as a percentage of revenue, will continue to decline in the fourth quarter of 2004 compared to the same period in 2003.

Other Expense.  Other expense consists of interest expense, offset by interest income on cash and cash equivalent balances, state income tax accruals and foreign exchange gains and losses on transfers of inventory to the Company’s European subsidiary.  The $108,000 increase for the three months ended September 30, 2004 compared to the same period in 2003 primarily consists of increased state income tax accruals and foreign exchange losses.

Income Tax Expense.  The Company recorded current tax benefit of $230,000 during the third quarter of 2004.  This tax benefit was offset by $230,000 of additional valuation allowance against the Company’s deferred tax assets related to net operating loss carry-forwards.  As a result, the Company recorded no income tax benefit for the third quarter of 2004.  The Company’s ability to realize the benefits of these deferred tax assets depends on the Company being able to generate taxable income from the sale of current and future products.  Because the Company’s ability to generate sufficient taxable income necessary to realize these deferred tax assets is uncertain, the Company’s net deferred tax assets of approximately $30 million as of September 30, 2004 are offset by a full valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Worldwide revenue for the nine months ended September 30, 2004 was approximately $33.8 million, an increase of $7.5 million or 28.7% over the same period in 2003.  The Company’s gross profit margin for the nine months ended September 30, 2004 was 72.0%, compared with 64.9% during the same period in 2003.

EnSite Systems

Worldwide revenue from the sale of EnSite Systems during the nine months ended September 30, 2004 was approximately $10.8 million, compared to approximately $8.7 million for the same period in 2003, an increase of 24.5%.  Domestic sales accounted for 59.3% of total EnSite System sales during the period, compared to 72.4% during the same period in 2003.  The Company sold a total of 74 EnSite Systems during the period, with 40 sold domestically and 34 sold internationally.  Of the 34 EnSite Systems sold internationally, 10 were sold under an exclusive distribution arrangement in Japan with Nihon Kohden, one of Japan’s leading manufacturers, developers and distributors of medical electronic products and 10 were sold pursuant to the new sales representative and distribution relationship entered into by and between the Company and St. Jude Medical for the markets in Spain and Italy (see further discussion under Overview above).  The gross profit margin on EnSite System sales for the nine months ended September 30, 2004 was 71.6% compared to 62.8% for the same period in 2003, an increase of 8.8%.  This improvement in gross margins was primarily driven by the Company’s conversion from a Silicon Graphics computing platform to a significantly more powerful, but lower cost, Intel® Xeon computing platform for its EnSite System in the fourth quarter of 2003.  However, the 10 EnSite systems sold to Nihon Kohden discussed above contained the more expensive Silicon Graphics computer workstation, which reduced overall EnSite System gross profit margins for this nine-month period.

EnSite Disposable Products

Worldwide revenue from the sale of EnSite disposable products during the nine months ended September 30, 2004 was approximately $18.7 million, compared to $14.0 million during the same period in 2003, an increase of 33.3%.  Domestic revenue from the sale of EnSite disposable products accounted for 72.2% of total EnSite disposable product revenue during the nine months ended September 30, 2004, compared to 81.4% during the same period in 2003.  Revenues increased during the nine months ended September 30, 2004 compared to the same period in 2003 due to the larger number of installed EnSite Systems and increased EnSite disposable product utilization rates.  The gross profit margin on EnSite disposable product sales for the nine months ended September 30, 2004 was 83.2%, as compared to 75.4% for the same period in 2003.

Other Revenue

Other revenue, which includes (i) the recognition of deferred revenue generated from the sale of extended warranty and service agreements, (ii) the recognition of deferred revenue from the installation of hardware and software upgrades to configure EnSite Systems to be able to utilize the most recent version of EnSite NavX, (iii) revenue from the service and repair of EnSite Systems that are not under the Company’s warranty or extended warranty plans, and (iv) the sale of accessories related to the EnSite Systems, was approximately $4.3 million during the nine months ended September 30, 2004, an increase of approximately $0.7 million, or 19%, compared to the same period in 2003.  $0.2 million of the increase in other revenue is the result of more EnSite NavX hardware and software upgrades being completed during the nine months ended September 30, 2004 compared to the same period in 2003 (210 versus 179 upgrades) due to the fact that the EnSite NavX upgrade process did not begin until the second quarter of 2003.  The portion of deferred revenue related to these EnSite System upgrades was recognized at the time the upgrade was installed.  Other revenue also increased by $0.5 million from the recognition of deferred revenue generated by extended warranty and service agreements.  Revenue related to extended warranty and service agreements is recognized ratably over the warranty and service period (typically one year).  Gross profit margins on other revenue were 30.9% for the nine months ended September 30, 2004 compared to 36.1% for the same period in 2003.

Research and Development Expense.  Research and development expenses include compensation and benefit costs for personnel in the clinical, software, hardware, catheter, and applied research groups, as well as costs associated with regulatory and clinical study expenses.  Research and development expenses were approximately $3.3 million for the nine months ended September 30, 2004, compared to $4.5 million during the same period in 2003, a decrease of $1.2 million, or 27.0%.  This decrease in research and development expense was primarily due to the Company’s decision to discontinue its “left atrial mapping protocol” study of the EnSite Array catheter in the fourth quarter of 2003.  The Company expects to make continued significant investments in EnSite product development and clinical studies throughout the remainder of 2004.

General and Administrative Expense.  General and administrative expenses were approximately $5.0 million and $2.4 million for the nine month periods ended September 30, 2004 and 2003, respectively.  This increase in the Company’s general and administrative expenses over the same period in 2003 was due to $1.3 million of expenses incurred in the third quarter of 2004, which included non-recurring transaction costs associated with the Company’s pending acquisition by St. Jude Medical, Inc., expenses incurred as part of implementing the Company’s compliance with the requirements of the Sarbanes-Oxley Act of 2002, and certain other legal fees.  The Company’s normal general and administrative expenses have also increased in 2004 over the same period in 2003, primarily related to insurance, recruiting fees and depreciation of the Company’s new integrated financial reporting system.

Sales and Marketing Expense.  Sales and marketing expenses were approximately $15.8 million and $14.6 million for the nine month periods ended September 30, 2004 and 2003, respectively, an increase of approximately $1.2 million, or 8.4%.  This increase was primarily attributable to an increase in the number of U.S. and European field clinical support personnel and associated travel expenses during the first nine months of 2004 as compared to the same period in 2003, together with increased commissions as a result of a 28.7% increase in revenue compared to the same period in 2003.  The Company expects that sales and marketing expenses, as a percentage of revenue, will continue to decline in the fourth quarter of 2004 compared to the same period in 2003.

Other Expense.  Other expense consists of interest expense, offset by interest income on cash and cash equivalent balances, state income tax accruals and foreign exchange gains and losses on transfers of inventory to the Company’s European subsidiary.  The $155,000 increase for the nine months ended September 30, 2004 compared to the same period in 2003 primarily consists of increased state income tax accruals and foreign exchange losses.

Income Tax Expense.  The Company recorded current tax expense of $36,000 during the nine month period ended September 30, 2004.  This tax expense was offset by the reversal of $36,000 from the previously established valuation allowance against the Company’s deferred tax assets related to its cumulative net operating loss carry-forwards.  As a result, the Company recorded no income tax expense for the nine month period ended September 30, 2004.  The Company’s ability to realize the benefits of these deferred tax assets depends on the Company being able to generate taxable income from the sale of current and future products.  Because the Company’s ability to generate sufficient taxable income necessary to realize these deferred tax assets is uncertain, the Company’s net deferred tax assets of approximately $30 million as of September 30, 2004 are offset by a full valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes.

Liquidity and Capital Resources.

The Company’s operations since inception have been partially funded by net proceeds from the sale of common and preferred stock totaling approximately $105.2 million.  As of September 30, 2004 and December 31, 2003, the Company had cash and cash equivalents of approximately $9.3 million and $10.2 million, respectively.

For the nine months ended September 30, 2004, the Company used cash of approximately $116,000 in its operations, compared to approximately $5.3 million for the same period in 2003.

The Company’s accounts receivable balance was approximately $12.5 million as of September 30, 2004, an increase of approximately $2.2 million from December 31, 2003. The increase in accounts receivable was primarily attributable to the increase in revenues during the nine months ended September 30, 2004 compared to previous periods.

The Company’s inventory balance at September 30, 2004 was approximately $3.6 million, a 11.8% decrease compared to December 31, 2003.  The Company’s inventory of EnSite clinical workstation components has decreased over the course of 2004 as the number of EnSite Systems remaining to be upgraded with EnSite NavX has declined.  Inventories of EnSite Array catheters and EnSite NavX surface electrode kits have remained relatively constant throughout 2004 and the Company expects its inventory balance will remain relatively constant through the remainder of 2004.

The Company’s accounts payable (including accrued expenses) balance at September 30, 2004 was approximately $6.4 million, an increase of approximately $0.7 million from December 31, 2003.  This increase reflects the accruals for the transaction costs associated with the Company’s pending acquisition by St. Jude Medical, Inc., offset by the timely payment of certain liabilities during 2004, including the Company’s accrued 2003 year-end incentive bonuses in the first quarter of 2004.  The Company expects accounts payable and accrued expenses to remain relatively constant through the remainder of 2004.

The Company had no short-term investment portfolio as of September 30, 2004 and December 31, 2003.  A majority of the Company’s available cash was in money market funds consistent with the Company’s investment policy.

In September 2003, the Company entered into a $4.5 million credit facility agreement with Silicon Valley Bank (“SVB”). This credit facility replaced a prior credit facility with SVB that the Company entered into in June 2001, and modified in May 2002 to extend the term of the initial agreement.  The September 2003 credit facility with SVB consists of a $3.0 million domestic line of credit, and a $1.5 million international (EXIM) credit line.  This facility operates as a revolving line of credit, with $1.3 million reserved for use as a capital lease line.  In September 2004, the Company extended the maturity date under the terms of the credit facility to December 23, 2004.  The terms of this credit facility include certain restrictive financial covenants, including the Company’s obligation to maintain a specified ratio of “current assets” to “current liabilities” (“quick ratio”), as well as a minimum “tangible net worth.”  As of March 31, 2004, June 30, 2004 and September 30, 2004, the Company was in compliance with the financial covenants of the credit facility.  During the first quarter of 2004, the Company’s implementation of a new integrated financial reporting system prevented the Company from delivering certain intra-quarter monthly financial statements required by SVB.  The Company met its financial reporting requirements to SVB for the three month period ended March 31, 2004, and SVB granted the Company a written waiver of the “intra-quarter monthly financial reporting defaults” from January and February of 2004.  The Company met its monthly financial reporting requirements during the second and third quarters of 2004.  In September 2004, the Company determined that the fact it was maintaining cash in the Company’s European subsidiary, Endocardial Solutions, N.V./S.A., at a financial institution in Belgium other than SVB, the Company was in default of a negative covenant under the terms of the credit facility.  SVB granted the Company a written waiver of this negative covenant default in September 2004.  As of September 30, 2004, the Company had $0.1 million outstanding related to capital leases and had an additional $1.0 million outstanding on the credit line.

The Company believes its existing cash, cash equivalents and bank financing will be sufficient to fund the operations of the Company, and the Company does not currently anticipate the need to raise additional financing to fund capital expenditures or operations during the remainder of 2004.  If the Company achieves profitability as forecasted, the need for additional financing is not presently anticipated.  The Company’s future liquidity and capital requirements will depend on numerous factors, including (i) the timing of regulatory actions regarding the Company’s current and future products; (ii) the results of future clinical trials; (iii) market acceptance of products competitive with the Company’s products; (iv) the extent to which the Company’s EnSite System and disposable products gain additional market acceptance; (v) the costs, timing and method of expansion of sales, marketing, research and development and manufacturing activities; (vi) the costs of funding litigation associated with a patent infringement lawsuit that was filed against the Company in October 2004 by Biosense Webster, a division of Johnson & Johnson, and any potential monetary damages resulting therefrom in the event of a final determination adverse to the Company; (vii) the timing of the completion of the acquisition of the Company by St. Jude Medical, Inc.; and (viii) the Company’s ability to obtain additional bank financing, if necessary.

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

Allowance for Doubtful Accounts.  The Company’s accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  The estimated allowance is based on management’s review of accounts receivable balances and historical write-offs.  During the three months ended September 30, 2004, the Company did not write-off any material amount of outstanding accounts receivable balances.

Inventories and Related Allowance for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost or market and have been reduced by an allowance for excess and obsolete inventories.  The estimated allowance for excess and obsolete inventory is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of September 30, 2004, the Company believes its allowance for excess and obsolete inventories was adequate.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company had approximately $9.3 million of cash and cash equivalents on September 30, 2004.  Substantially all of this cash is invested in money market funds.  Because of the credit risk criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk.  The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.  A rise in interest rates could negatively affect the fair value of the Company’s investments; however, because management considers it unlikely that the Company would need or choose to substantially liquidate the Company’s investments prior to their maturity, management believes that such an increase in interest rates would not have a material impact on the Company’s future earnings or cash flows.  Even though the Company conducts sales in foreign currencies through its European subsidiary, management does not believe the Company is exposed to any material foreign currency exchange rate risk.

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

(b) Changes in internal controls over financial reporting.  During the quarter ended September 30, 2004, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Statement

Except for the historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent the Company’s expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding its current assumptions about future financial performance; the continuation of historical trends; the sufficiency of its cash balances and cash generated from operating activities for future liquidity and capital resource needs; the expected impact of changes in accounting policies on the Company’s results of operations, financial condition or cash flows; anticipated problems and its plans for future operations; and the economy in general or the future of the medical device industry, all of which are subject to various risks and uncertainties.  These forward-looking statements also include statements about the pending transaction between St. Jude Medical, Inc. (“St. Jude Medical”) and the Company.  Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements.  When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer of the Company, the word or phrases “believes,” “anticipates,” “expects,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. However, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.

The Company cautions that these statements, by their nature, involve risks and uncertainties, certain of which are beyond its control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as market demand, pressures on product pricing, changing market conditions, and competition and growth rates within the medical device industry; changes in accounting policies; risks associated with operations outside of the U.S.; the outcome of pending litigation; changing economic conditions such as general economic slowdown, decreased consumer confidence and the impact of war on the economy; and other risks and uncertainties that could cause the Company’s results to differ materially from those described in the forward-looking statements, including those described in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and filed with the Securities and Exchange Commission (“SEC”) and available at the SEC’s Internet site (http://www.sec.gov).

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

Exhibits	Description

2.1

Amended and Restated Agreement and Plan of Merger, date as of September 29, 2004, by and among the Company, St. Jude Medical, Inc. and Dragonfly Merger Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 29, 2004).

4.1

Amendment No. 1 to Rights Agreement, dated as of September 23, 2004, between the Company and Wells Fargo Bank, N.A. as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 27, 2004).

10.1

Limited Waiver and Amendment to Loan Documents dated as of September 22, 2004, by and between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2004).

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

Dated: November 9, 2004	ENDOCARDIAL SOLUTIONS, INC.

	By:	/s/ James W. Bullock
James W. Bullock
President and Chief Executive Officer

/s/ J. Robert Paulson
J. Robert Paulson, Jr.
Chief Financial Officer
(Principal Accounting Officer)